Form 10-K
period 1993-12-31
AMERICAN WATER WORKS CO INC
filed 1994-03-30
CIK 318819

                                                                Page 1 of 71
                                                Exhibit Index on Pages 17-19


                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended December 31, 1993

                                     OR

   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from ________ to ________

Commission File Number 1-3437-2

                      American Water Works Company, Inc.
            (Exact name of registrant as specified in its charter)

            Delaware                               51-0063696
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

1025 Laurel Oak Road, Voorhees, New Jersey                  08043
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code 609-346-8200

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
     Title of each class                           which registered

Common Stock, $1.25 par value per share        New York Stock Exchange
Cumulative Preferred Stock, 5% Series,
  $25 par value per share                      New York Stock Exchange
5% Cumulative Preference Stock,
  $25 par value per share                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.          YES  X     NO    .

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.   [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 1994 was $637,263,191.

     As of March 2, 1994, there were a total of 31,325,089 shares of Common Stock, $1.25 par value per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     (1) The following pages and sections in Registrant's Annual Report to Stockholders for 1993 are incorporated by reference into Part I, Item 1 and
Part II of this Form 10-K: pages 22 through 33, pages 35 through 53, and the section entitled "Range of Market Prices" on the inside back cover.

     (2) Page 2 (beginning with the fourth full paragraph thereon) through page 11, with the exception of the second paragraph on page 4 and the sections entitled "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation" and "Performance Graph" on pages 9 and 11, respectively, of the definitive Proxy Statement relating to Registrant's Annual Meeting of Stockholders on May 5, 1994 are incorporated by reference into Part III of this Form 10-K.


                                   PART I

Item 1.     Business

     The "Description of the Business" is set forth on page 23 of the Annual Report to Stockholders for 1993, filed as Exhibit 13 to this Report on Form 10-K; and such description is hereby specifically incorporated herein by reference thereto. The information provided in that section is supplemented by the following details:

     The water supplies of the operating subsidiaries consist of surface supplies, wells, and in a limited number of cases, water purchased under contract. Such supplies are considered adequate to meet present require-ments. In general, all surface supplies are filtered and substantially all of the water is treated with chlorine, and, in some cases, special treatment is provided to correct specific conditions of the water.

     In general, the operating utility subsidiaries have valid franchises, free from unduly burdensome restrictions, sufficient to enable them to carry on their business as presently conducted. They derive such franchise rights from statutes under which they were incorporated, municipal consents and ordinances, or certificates or permits received from state or local regulatory agencies. In most instances, such franchise rights are non-exclusive.

     In most of the states in which the operations of the operating subsidiaries are carried on, there exists the right of municipal acquisition by one or both of the following methods: (1) condemnation; or (2) the right of purchase given or reserved by the law of the state in which the company was incorporated or received its franchise. The price to be paid upon condemnation is usually determined in accordance with the law of the state governing the taking of land or other property under eminent domain statutes; in other instances, the price is fixed by appraisers selected by the parties, or in accordance with a formula prescribed by the law of the state or in the particular franchise or special charter.

     Some of the expenditures for construction by operating subsidiaries have included facilities to comply with federal and state water quality and safety standards. The nature of some of the construction is described in the section entitled "System Growth and Development," located on page 26 of the Annual Report to Stockholders for 1993, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

     The number of persons employed by the Registrant and subsidiary companies totaled 4,062 at December 31, 1993.

Item 1A.     Executive Officers of the Registrant

     The following list sets forth the names, ages and offices held with the Registrant by each of the executive officers of the Registrant. No family relationships exist among any of such executive officers, nor do any arrangements or understandings exist between any such executive officer and any other person pursuant to which he was selected as an officer.

      Name           Age        Office Held            Office Held Since

George W. Johnstone   55  President & Chief Executive
                            Officer                    January 2, 1992
J. James Barr         52  Vice President & Treasurer   January 20, 1984
Edward W. Limbach     55  Vice President               May 3, 1990
Gerald C. Smith       59  Vice President               May 2, 1991
W. Timothy Pohl       39  General Counsel & Secretary  January 16, 1988
Robert D. Sievers     40  Comptroller                  February 14, 1992


     The executive officers are elected at the annual organizational meeting of the Board of Directors of the Registrant which is held in May. The executive officers serve at the pleasure of the Board of Directors. Successors to officers who resign, die or are removed during the year are elected by the Board.

     Prior to his election as President and Chief Executive Officer, Mr. Johnstone was named President-elect in March 1991. In addition,
Mr. Johnstone had been a Vice President from May 1987 until January 1992 and an officer of subsidiary companies for more than five years prior to his election as a Vice President. Mr. Barr had been an officer of subsidiary companies for more than five years prior to his election as Treasurer. In addition, Mr. Barr was elected a Vice President on May 6, 1987. Mr. Limbach had been an officer of subsidiary companies for more than five years prior to his election as a Vice President. Mr. Smith had been an officer of subsidiary companies for more than five years prior to his election as a Vice President. Mr. Pohl had been an officer of subsidiary companies from May 1984 to his election as Secretary. In addition, Mr. Pohl was elected General Counsel on May 3, 1990. Prior to being elected to his current position, Mr. Sievers had been Assistant Comptroller since May 1985.

Item 2.     Properties

     The Registrant leases its office space, equipment and furniture from one of its wholly-owned subsidiaries. The office space, equipment and furniture are located in Voorhees, New Jersey and are utilized by the Registrant's directors, officers and staff in the conduct of the Registrant's business.

     The subsidiary operating companies own, in the states in which they operate, transmission and distribution mains, pump stations, treatment plants, storage tanks, reservoirs and related facilities. Properties are adequately maintained and units of property are replaced as and when necessary. The Registrant considers the properties of its operating companies to be in good operating condition.

     A substantial acreage of land is owned by the operating companies, the greater part of which is located in watershed areas, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes.

Item 3.     Legal Proceedings

     There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.     Submission of Matters to a Vote of Security Holders

     None.


                                   PART II

Item 5.     Market for the Registrant's Common Equity and Related
            Stockholder Matters

     The information required under this item is contained in the section entitled "Range of Market Prices," located on the inside back cover of the Annual Report to Stockholders for 1993, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 6.     Selected Financial Data

     The information required under this item is contained in the section entitled "Consolidated Summary of Selected Financial Data," located on page 22 of the Annual Report to Stockholders for 1993, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information required under this item is contained in the section entitled "Management's Discussion and Analysis," located on pages 23 through 33 of the Annual Report to Stockholders for 1993, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 8.     Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of Price Waterhouse dated February 1, 1994, appearing on pages 35 through 53 of the 1993 Annual Report to Stockholders, filed as Exhibit 13 to this Report on Form 10-K, are hereby specifically incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                   PART III

Item 10.     Directors and Executive Officers of the Registrant

     The information required under this item with respect to the Directors of the Registrant appears in the fourth full paragraph on page 2 through the first full paragraph on page 4 and in the section entitled "Compliance with
Section 16(a) of the Securities Exchange Act of 1934, As Amended" which is located on page 6 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 5, 1994, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "1934 Act"); such information is hereby specifically incorporated herein by reference thereto.

     The information required under this item with respect to the Executive Officers of the Registrant is set forth in Item 1A of Part I above pursuant to paragraph (3) of General Instruction G to Form 10-K.

Item 11.     Executive Compensation

     The information required under this item is contained in the sections entitled "Management Remuneration," "Pension Plan," "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation," "Director Remuneration" and "Performance Graph" which are located on pages 7 through 11 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 5, 1994, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto, except for the "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation" and "Performance Graph" which are not so incorporated by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is contained in the section entitled "Stock Ownership Information" which is located on pages 4, 5 and 6 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 5, 1994, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.     Certain Relationships and Related Transactions

     There are no material relationships or related transactions other than those disclosed in response to Item 11 of this Part III.


                                   PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a)  The following documents are filed as part of this report:

         1. Financial Statements: the Financial Statements required to be filed by Item 8 are listed in the Index to Financial Statements, which appears on Pages 10 and 11 of this Report on Form 10-K.

         2. Financial Statement Schedules: the Financial Statement Schedules required to be filed by Item 8 and by paragraph (d) of this Item are listed in the Index to Financial Statements, which appears on Pages 10 and 11 of this Report on Form 10-K.

         3. Exhibits: the Exhibits to this Form 10-K are listed in the Index to Exhibits, which appears on Pages 17 to 19 of this Report on Form 10-K.

     b)  Reports on Form 8-K.

         During the last quarter of the period covered by this Report on Form 10-K, the Registrant filed no reports on Form 8-K.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         AMERICAN WATER WORKS COMPANY, INC.



                                         By:  /s/ George W. Johnstone
                                             George W. Johnstone, President
                                             and Chief Executive Officer


DATE:  March 3, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                       Title                     Date

Principal Executive Officer:



  /s/ George W. Johnstone         President and               March 3, 1994
     George W. Johnstone          Chief Executive Officer


Principal Financial Officer:



  /s/ J. James Barr               Vice President and          March 3, 1994
     J. James Barr                Treasurer


Principal Accounting Officer:



  /s/ Robert D. Sievers           Comptroller                 March 3, 1994
     Robert D. Sievers

SIGNATURES (Cont'd.)

Directors:


    /s/ William O. Albertini                                    March 3, 1994
       William O. Albertini


    /s/ William R. Cobb                                         March 3, 1994
       William R. Cobb


    /s/ Elizabeth H. Gemmill                                    March 3, 1994
       Elizabeth H. Gemmill


    /s/ Henry G. Hager                                          March 3, 1994
       Henry G. Hager


    /s/ Nelson G. Harris                                        March 3, 1994
       Nelson G. Harris


    /s/ William F. Hyland                                       March 3, 1994
       William F. Hyland


    /s/ George W. Johnstone                                     March 3, 1994
       George W. Johnstone


    /s/ Marilyn W. Lewis                                        March 3, 1994
       Marilyn W. Lewis



       Nancy W. Wainwright


    /s/ Paul W. Ware                                            March 3, 1994
       Paul W. Ware


    /s/ Ross A. Webber                                          March 3, 1994
       Ross A. Webber

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549





                                 FORM 10-K







                               ANNUAL REPORT

                       YEAR ENDED DECEMBER 31, 1993




                    AMERICAN WATER WORKS COMPANY, INC.




                           FINANCIAL STATEMENTS

                    AMERICAN WATER WORKS COMPANY, INC.


                      INDEX TO FINANCIAL STATEMENTS



The following documents are filed as part of this report:


                                                               Page(s) in
(1)  FINANCIAL STATEMENTS                                      Annual Report*

     Report of Independent Accountants . . . . . . . . . . . . . . 35

     Consolidated Balance Sheet of American Water Works
     Company, Inc. and Subsidiary Companies at December 31,
     1993 and 1992 . . . . . . . . . . . . . . . . . . . . . . .36 and 37

     Consolidated Statements of Income and Retained
     Earnings of American Water Works Company, Inc.
     and Subsidiary Companies for each of the three
     years in the period ended December 31, 1993 . . . . . . . . . 38

     Consolidated Statement of Cash Flows of American
     Water Works Company, Inc. and Subsidiary Companies
     for each of the three years in the period ended
     December 31, 1993 . . . . . . . . . . . . . . . . . . . . . . 39

     Balance Sheet of American Water Works Company, Inc.
     at December 31, 1993 and 1992 . . . . . . . . . . . . . . . . 40

     Statements of Income and Retained Earnings of
     American Water Works Company, Inc. for each of the
     three years in the period ended December 31, 1993 . . . . . . 41

     Statement of Cash Flows of American Water Works
     Company, Inc. for each of the three years in the
     period ended December 31, 1993. . . . . . . . . . . . . . . . 42

     Schedules Accompanying Financial Statements . . . . . . .43 through 45

     Notes to Financial Statements . . . . . . . . . . . . . .46 through 53




*Incorporated by reference from the indicated pages of the 1993 Annual Report to Stockholders, which is Exhibit 13 to this Report on Form 10-K.

                    AMERICAN WATER WORKS COMPANY, INC.

(2)  FINANCIAL STATEMENT SCHEDULES


                       Description                                  Page*

     Report of Independent Accountants on Financial Statement
     Schedules . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

     Consent of Independent Accountants. . . . . . . . . . . . . . . 13

     Schedule V:     Property, Plant and Equipment . . . . . . . . . 14

     Schedule VI:    Accumulated Depreciation of Property,
                     Plant and Equipment . . . . . . . . . . . . . . 15

     Schedule VIII:  Valuation and Qualifying Accounts-Allowance
                     for Uncollectible Accounts. . . . . . . . . . . 16

     Schedule X:     Supplementary Income Statement Information. . . 16



Financial Statement Schedules not included in this Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.



*Page number shown refers to the page number in this Report on Form 10-K.

                   Report of Independent Accountants on
                       Financial Statement Schedules



To the Board of Directors
American Water Works Company, Inc.



Our audits of the consolidated financial statements referred to in our report dated February 1, 1994 appearing on page 35 of the 1993 Annual Report to Stockholders of American Water Works Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statements Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





PRICE WATERHOUSE

Thirty South Seventeenth Street
Philadelphia, Pennsylvania  19103
February 1, 1994

                    Consent of Independent Accountants



We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Number 33-32051), on Form S-8 (Number 33-34804) and on Form S-8 (Number 33-62438) of American Water Works Company, Inc. of our report dated February 1, 1994 appearing on page 35 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statements Schedules, which appears on page 12 of this Form 10-K.





PRICE WATERHOUSE

Thirty South Seventeenth Street
Philadelphia, Pennsylvania 19103
March 25, 1994

                                             FINANCIAL STATEMENT SCHEDULE V


        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

                 SCHEDULE V - Property, Plant and Equipment

                           Years Ended December 31
                               (In thousands)


                                                    Other
       Beginning     Additions                   Changes-Add     Ending
Year    Balance     At Cost (A)   Retirements    (Deduct) (B)    Balance
- ----   ----------   -----------   -----------    ------------   ----------

1993   $2 596 267      $363 015      $ 17 103       $ 14 602    $2 956 781

1992    2 412 748       204 792        20 506           (767)    2 596 267

1991    2 244 032       187 396        15 908         (2 772)    2 412 748




                                       1993           1992          1991
                                     --------       --------      --------

(A)  Construction expenditures       $193 116       $197 579      $182 987
     Property acquired                169 899          7 213         4 409
                                     --------       --------      --------

                                     $363 015       $204 792      $187 396
                                     ========       ========      ========



(B)  Property sold                   $    (23)      $   (251)     $    (37)
     Return of contributed
       property                                                     (1 747)
     Adoption of Statement of Financial
       Accounting Standards No. 109 --
         Gross-up of allowance for
           borrowed funds used
           during construction         16 477
     Miscellaneous                     (1 852)          (516)         (988)
                                     --------       --------      ---------

                                     $ 14 602       $   (767)     $ (2 772)
                                     ========       ========      ========

                                            FINANCIAL STATEMENT SCHEDULE VI



        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

  SCHEDULE VI - Accumulated Depreciation of Property, Plant and Equipment

                         Years Ended December 31
                              (In thousands)


                    Additions
                    Charged to                       Other
       Beginning    Costs and                     Changes-Add      Ending
Year    Balance    Expenses (A)    Retirements    (Deduct) (B)     Balance
- ----   ---------   ------------    -----------    ------------    ---------

1993    $414 482       $66 093         $17 103        $27 808     $491 280

1992     377 646        58 257          20 506           (915)     414 482

1991     342 717        51 887          15 908         (1 050)     377 646



                                        1993           1992         1991
                                      --------       --------     --------

(A)  Additions to accumulated
       depreciation charged to costs
       and expenses                    $66 093        $58 257      $51 887
     Amortization of premature
       property retirements                396            289          366
     Other                                 349           (164)        (186)
                                       -------        -------      -------

     Depreciation and amortization
       charged to operating expenses   $66 838        $58 382      $52 067
                                       =======        =======      =======



(B)  Property acquired                 $31 050        $   984      $    43
     Depreciation charged to
       contributed property              2 202          1 861        2 048
     Removal costs                      (6 201)        (5 224)      (4 815)
     Salvage credits                     1 744          1 190        1 207
     Miscellaneous                        (987)           274          467
                                       -------        -------      -------

                                       $27 808        $  (915)     $(1 050)
                                       =======        =======      =======

                                      FINANCIAL STATEMENT SCHEDULES VIII & X



        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

             SCHEDULE VIII - Valuation and Qualifying Accounts

                   Allowance for Uncollectible Accounts

                          Years Ended December 31
                              (In thousands)



         Balance        Additions Charged to                        Balance
        Beginning     -------------------------                      End of
Year     of Year     Expense (A)     Other (B)    Deductions (C)      Year
- ----    ---------    -----------     ---------    --------------    -------

1993    $     925        $ 3 377        $  102           $ 3 297    $ 1 107

1992          871          3 580                           3 526        925

1991          844          4 028                           4 001        871




(A)  Provisions included in operating expense.

(B)  Allowance for uncollectible accounts of acquired companies.

(C) Amounts written off as uncollectible, net of recovery of amounts previously written off.


            SCHEDULE X - Supplementary Income Statement Information
                                (In thousands)


                                           Charged to Costs and Expenses
                                           -----------------------------
                                         During the Years Ended December 31
                                        -----------------------------------
     Item                                1993          1992          1991
     ----                               -------       -------       -------

1.  Maintenance and repairs             $45 914       $41 721       $47 043

3.  Taxes, other than payroll
      and income taxes:
        Property and capital stock       24 664        21 867        20 287
        Gross receipts and franchise     30 174        28 600        25 540
        Miscellaneous                     2 186         2 412         2 145

                    AMERICAN WATER WORKS COMPANY, INC.


                            INDEX TO EXHIBITS

Exhibit
Number                         Description


   3          Articles of Incorporation and By-laws

                 (a) Certificate of Incorporation of the Registrant, as
              amended and restated as of May 15, 1987, is incorporated herein by reference to Exhibit 3(a) to Form 10-K report of the Registrant for 1987.

                 (b) Certificate of Amendment of the Certificate of
              Incorporation of the Registrant, effective May 9, 1989, is incorporated herein by reference to Exhibit 3(a) to Form 10-Q report of the Registrant for June 30, 1989.

                 (c) Certificate of Amendment of the Restated Certificate of
              Incorporation of the Registrant, effective May 3, 1990, is incorporated herein by reference to Exhibit 3(a) to Form 10-Q report of the Registrant for June 30, 1990.

                 (d) Certificate of Designations of the Registrant relating to its Cumulative Preferred Stock, 8.50% Series, is incorporated herein by reference to Exhibit 3(d) to Form 10-K report of the Registrant for 1990.

                 (e) By-laws of the Registrant, as amended to January 6,
              1994, are filed herewith.

   4          Instruments Defining the Rights of Security Holders,
              Including Indentures

                 (a) Indenture dated as of November 1, 1977 between the
              Registrant and The Fidelity Bank (name later changed to First Fidelity Bank, National Association), Trustee, is incorporated herein by reference to Exhibit E to Form 10-K report of the Registrant for 1977.

                 (b) First Supplemental Indenture dated as of December 1,
              1989 between the Registrant and Fidelity Bank, National Association (name later changed to First Fidelity Bank, National Association), as Trustee, is incorporated herein by reference to Exhibit 4(i) to Form 10-K report of the Registrant for 1989.

                    AMERICAN WATER WORKS COMPANY, INC.


                            INDEX TO EXHIBITS

Exhibit
Number                         Description



  4 (cont.)      (c) Second Supplemental Indenture dated as of February 1,
              1993 between the Registrant and Fidelity Bank, National Association (name later changed to First Fidelity Bank, National Association), as Trustee, is incorporated herein by reference to Exhibit 4(c) to Form 10-K report of the Registrant for 1992.

                 (d) Flip-Over Rights Agreement dated as of March 2, 1989
              between the Registrant and Bank of Delaware, as Rights Agent, is incorporated herein by reference to Exhibit 1 to Form 8-A Registration Statement of the Registrant, No. 1-3437-2.

                 (e) Flip-In Rights Agreement dated as of March 2, 1989
              between the Registrant and Bank of Delaware, as Rights Agent, is incorporated herein by reference to Exhibit 1 to Form 8-A Registration Statement of the Registrant, No. 1-3437-2.

  10          Material Contracts

                 (a) Employees' Stock Ownership Plan of the Registrant and
              Its Designated Subsidiaries, as Amended and Restated Effective January 1, 1987, is incorporated herein by reference to Exhibit 19(b) to Form 10-K report of the Registrant for 1986.

                 (b) Amendment No. 1 to Employees' Stock Ownership Plan of
              the Registrant and Its Designated Subsidiaries, as Amended and Restated Effective January 1, 1987, is incorporated herein by reference to Exhibit 19(b) to Form 10-K report of the Registrant for 1988.

                 (c) Amendment No. 2 to Employees' Stock Ownership Plan of
              the Registrant and Its Designated Subsidiaries, as Amended and Restated Effective January 1, 1987, is incorporated herein by reference to Exhibit 10(c) to Form 10-K report of the Registrant for 1989.

                 (d) Amendment No. 3 to Employees' Stock Ownership Plan of
              the Registrant and Its Designated Subsidiaries, as Amended and Restated Effective January 1, 1987, is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of the Registrant for 1990.

                     AMERICAN WATER WORKS COMPANY, INC.


                             INDEX TO EXHIBITS

Exhibit
Number                          Description

  10 (cont.)     (e) Supplemental Executive Retirement Plan of the
              Registrant, effective as of January 1, 1985, is incorporated herein by reference to Exhibit 19(c) to Form 10-K report of the Registrant for 1985.

                 (f) Amendment No. 1 to Supplemental Executive Retirement
              Plan of the Registrant is incorporated herein by reference to
              Exhibit 10(e) to Form 10-K report of the Registrant for 1989.

                 (g) Amendment No. 2 to Supplemental Executive Retirement
              Plan of the Registrant is incorporated herein by reference to
              Exhibit 10(g) to Form 10-K report of the Registrant for 1990.

                 (h) Supplemental Retirement Plan of the Registrant,
              effective as of April 1, 1989, is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of the Registrant for 1989.

  13          Annual Report to Security Holders

                 The Registrant's Annual Report to Stockholders for 1993 is
              filed as exhibit hereto solely to the extent portions thereof are specifically incorporated herein by reference.

  21          Subsidiaries of the Registrant

                 Subsidiaries of the Registrant as of December 31, 1993.

  23          Consents of Experts and Counsel

                 See "Consent of Independent Accountants" on page 13 of this
              Form 10-K report.