Form 10-Q
period 1994-03-31
AMERICAN WATER WORKS CO INC
filed 1994-05-13
CIK 318819

FORM 10-Q                      Page 1 of 12

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549





            (Mark One)

            (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   March 31, 1994
                               --------------------------------------------

                                     OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                               ---------------------   --------------------

Commission File Number                             1-3437-2
                       ----------------------------------------------------

                    AMERICAN WATER WORKS COMPANY, INC.
- - ---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)


           Delaware                                      51-0063696
(State or other jurisdiction of              (I.R.S. Employer Identification
 incorporation or organization)               No.)

             1025 Laurel Oak Road, Voorhees, New Jersey  08043
- - ---------------------------------------------------------------------------
                (Address of principal executive offices)
                                 (Zip Code)

                                (609) 346-8200
- - ---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
- - ----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                         ---     ---

At May 1, 1994, the number of shares of common stock, $1.25 par value, outstanding was 31,617,706 shares.

No exhibits are filed with this report and there is no exhibit index.

                                    -2-                       FORM 10-Q

                       PART I - FINANCIAL INFORMATION

                       Item 1.  Financial Statements

        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
         Consolidated Statements of Income and Retained Earnings
                                (Unaudited)
                 (In thousands, except per share amounts)
                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1994       1993
                                                       --------   --------
CONSOLIDATED INCOME
Operating revenues                                     $177 659  $155 472
                                                        -------   -------
Operating expenses
Operation and maintenance                                97 148    81 987
  Depreciation and amortization                          17 878    15 544
  General taxes                                          18 747    16 789
  State income taxes                                      1 108     1 132
  Federal income taxes                                    5 963     4 739
                                                        -------   -------
                                                        140 844   120 191
                                                        -------   -------
Operating income                                         36 815    35 281
Allowance for other funds used during
  construction                                            1 105       741
Other income                                                385       165
                                                        -------   -------
                                                         38 305    36 187
                                                        -------   -------
Income deductions
  Interest                                               26 720    23 461
  Allowance for borrowed funds used during
    construction                                           (741)     (529)
  Amortization of debt expenses                             293       500
  Preferred dividends of subsidiaries                       972     1 133
  Other deductions                                          631     1 461
                                                        -------   -------
                                                         27 875    26 026
                                                        -------   -------

Net income                                               10 430    10 161
Dividends on preferred stocks                               996     1 002
                                                        -------   -------

Net income to common stock                             $  9 434  $  9 159
                                                        =======   =======

Average shares of common stock outstanding               31 305    31 044

Earnings per common share on average shares
  outstanding                                              $.30      $.30
                                                            ===       ===
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                         $578 593  $538 332
Add - net income                                         10 430    10 161
                                                        -------   -------
                                                        589 023   548 493
                                                        -------   -------
Deduct - dividends
  Preferred stock                                           882       888
  Preference stock                                          114       114

                                    -3-                            FORM 10-Q


  Common stock - $.27 in 1994;
    $.25 in 1993                                          8 439     7 759
                                                        -------   -------
                                                          9 435     8 761
                                                        -------   -------

Balance at end of period                               $579 588  $539 732
                                                        =======   =======

                                   -4-                            FORM 10-Q

        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

                  Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                 March 31       December 31
                                                   1994             1993
                                               -----------      -----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                    $2 457 354      $2 444 277
  Utility plant acquisition adjustments             41 008          40 689
  Other utility plant adjustments                      234             246
  Non-utility property, net of accumulated
    depreciation                                    20 977          21 224
  Excess of cost of investments in subsidiaries
    over book equity at acquisition                 22 732          22 709
                                                 ---------       ---------
                                                 2 542 305       2 529 145
                                                 ---------       ---------

Current assets
  Cash and cash equivalents                         46 536          52 979
  Temporary investments-at cost plus accrued
    interest                                           670             399
  Customer accounts receivable                      44 669          46 795
  Allowance for uncollectible accounts              (1 042)         (1 107)
  Unbilled revenues                                 56 883          57 298
  Miscellaneous receivables                          7 677           7 033
  Materials and supplies                            10 356           8 965
  Deferred vacation pay                             10 367           8 517
  Other                                              8 477           8 776
                                                 ---------       ---------
                                                   184 593         189 655
                                                 ---------       ---------

Deferred debits and other long-term assets
  Regulatory asset-income taxes recoverable
    through rates                                  202 933         198 744
  Deferred pension expense                          15 163          13 437
  Debt and preferred stock expense                  15 610          15 552
  Tank painting costs                                7 664           7 906
  Other                                             38 102          39 572
                                                 ---------       ---------
                                                   279 472         275 211
                                                 ---------       ---------
                                                $3 006 370      $2 994 011
                                                 =========       =========

                                     -5-                  FORM 10-Q

        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

                   Consolidated Balance Sheet (Unaudited)
                               (In thousands)

                                                 March 31       December 31
                                                   1994             1993
                                               -----------      -----------
CAPITAL AND LIABILITIES

Capital
  Common stock                                  $    39 264     $   39 055
  Paid-in capital                                    42 083         37 627
  Retained earnings                                 579 588        578 593
                                                  ---------      ---------
    Common stockholders' equity                     660 935        655 275

  Preferred stocks with mandatory redemption
    requirements                                     40 000         40 000
  Preferred stocks without mandatory redemption
    requirements                                     11 673         11 673

  Preferred stocks of subsidiaries with mandatory
    redemption requirements                          44 939         46 515
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                 6 301          6 302

  Long-term debt
    American Water Works Company, Inc.              131 000        131 000
    Subsidiaries                                  1 121 770      1 056 404
                                                  ---------      ---------
                                                  2 016 618      1 947 169
                                                  ---------      ---------

Current liabilities
  Bank debt                                         118 911        193 620
  Current portion of long-term debt                  10 394          5 405
  Accounts payable                                   22 983         31 644
  Taxes accrued, including federal income            19 847         11 798
  Interest accrued                                   30 577         23 226
  Accrued vacation pay                               10 738          8 835
  Other                                              20 754         27 852
                                                  ---------      ---------
                                                    234 204        302 380
                                                  ---------      ---------

Deferred credits and other long-term liabilities
  Advances for construction                         124 087        125 031
  Deferred taxes                                    317 628        309 204
  Regulatory liability-income taxes refundable
    through rates                                    45 608         45 942
  Deferred investment tax credits                    41 325         41 644
  Other                                              41 470         38 146
                                                  ---------      ---------
                                                    570 118        559 967
                                                  ---------      ---------
Contributions in aid of construction                185 430        184 495
                                                  ---------      ---------
                                                 $3 006 370     $2 994 011
                                                  =========      =========

                                   -6-                            FORM 10-Q

        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
              Consolidated Statement of Cash Flows (Unaudited)
                               (In thousands)
                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                        1994       1993
                                                       -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $ 10 430   $ 10 161
  Adjustments
    Depreciation and amortization                        17 878     15 544
    Provision for deferred income taxes                   3 664      2 790
    Provision for losses on accounts receivable             740        632
    Allowance for other funds used during construction   (1 105)      (741)
    Employee benefits funding in excess of expense         (321)     2 738
    Deferred tank painting costs                            (41)       (13)
    Deferred rate case expense                             (303)      (700)
    Amortization of deferred charges                      2 224      1 794
    Other, net                                              203     (1 006)
    Changes in assets and liabilities
      Accounts receivable                                   677      1 720
      Unbilled revenues                                     415       (264)
      Other current assets                               (1 092)     1 286
      Accounts payable                                   (8 661)    (9 915)
      Taxes accrued, including federal income             8 049      5 051
      Interest accrued                                    7 351      2 170
      Other current liabilities                          (7 098)    (4 911)
                                                         ------     ------
  Net cash from operating activities                     33 010     26 336
                                                         ------     ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                             (32 003)   (29 185)
  Allowance for other funds used during construction      1 105        741
Proceeds from the disposition of property, plant,
    and equipment                                           359        692
  Removal costs from property, plant, and equipment
    retirements                                            (818)      (718)
  Funds restricted for construction activity              2 035        123
  Temporary investments                                    (271)       100
                                                        -------    -------
  Net cash used in investing activities                 (29 593)   (28 247)
                                                        -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                           70 600     57 500
  Proceeds from common stock                              4 019
  Net borrowings (repayments) under line-of-credit
    agreements                                          (74 709)    16 406
  Advances and contributions for construction, net
    of refunds                                            1 660      3 686
  Debt and stock issuance costs                          (1 051)    (1 075)
  Repayment of long-term debt                              (245)   (86 088)
  Redemption of preferred stocks                         (1 577)      (306)
  Dividends paid                                         (8 557)    (8 306)
                                                         ------    -------
  Net cash used in financing activities                  (9 860)   (18 183)
                                                         ------    -------
Net decrease in cash and cash equivalents                (6 443)   (20 094)
Cash and cash equivalents at beginning of period         52 979     29 113
                                                         ------    -------
Cash and cash equivalents at end of period             $ 46 536   $  9 019
                                                         ======    =======

                                   -7-                            FORM 10-Q

Cash paid during the period for:
  Interest, net of capitalized amount                  $ 19 773   $ 21 525
                                                        =======    =======
  Income taxes                                         $  1 518   $  1 304
                                                        =======    =======

Common stock issued in lieu of cash in connection with the Dividend
Reinvestment and Stock Purchase Plan and the Savings Plan for Employees totalled $1,053 in 1994 and $455 in 1993. Dividends paid excludes $878 in 1994 and $455 in 1993 of dividends declared on common stock that were used to purchase shares of common stock through the Dividend Reinvestment and Stock
Purchase Plan.

                                   -8-                            FORM 10-Q

        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

         Information Accompanying Financial Statements (Unaudited)
             (In thousands, except share and per share amounts)

                                                      March 31  December 31
                                                         1994       1993
                                                      --------  -----------
Capital Stock of American Water Works Company, Inc.

Preferred stocks with mandatory redemption
  requirements
  Cumulative preferred stock - $25 par value
  Authorized - 1,770,000 shares
    8.50% series (non-voting) - 1,600,000 shares
      outstanding                                     $ 40 000    $ 40 000
                                                       -------     -------
                                                      $ 40 000    $ 40 000
                                                       =======     =======

Preferred stocks without mandatory redemption
  requirements
  Cumulative preferred stock - $25 par value
    5% series (one-tenth of a vote per share) -
      101,777 shares outstanding                      $ 2 544     $  2 544

  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                      9 129       9 129
                                                       -------     -------
                                                      $ 11 673    $ 11 673
                                                       =======     =======

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

                                                      March 31  December 31
                                                         1994       1993
                                                      --------  -----------
Common stockholders' equity

Common stock - $1.25 par value
    Authorized - 100,000,000 shares
    Outstanding - 31,410,854 shares at
      March 31, 1994;
      31,243,743 shares at December 31, 1993          $ 39 264    $ 39 055
Paid-in capital                                         42 083      37 627
Retained earnings                                      579 588     578 593
                                                       -------     -------
                                                      $660 935    $655 275
                                                       =======     =======

Thus far in 1994, 148,330 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan and 18,781 shares of common stock were issued in connection with the Savings Plan for Employees.
At March 31, 1994, 30,461,581 common shares were reserved for issuance in connection with the Stockholder Rights Plan, 1,471,103 common shares were reserved for issuance in connection with the Dividend Reinvestment and Stock
Purchase Plan, 694,568 common shares were reserved for issuance in connection with the Employees' Stock Ownership Plan, and 460,056 common shares were reserved for issuance in connection with the Savings Plan for Employees.

                                   -9-                            FORM 10-Q

        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

          Notes to Consolidated Financial Statements (Unaudited)

                              March 31, 1994


NOTE 1 -- Financial Statement Presentation
- - ------------------------------------------
     The information presented in this Form 10-Q is unaudited. In the opinion of management, the information reported reflects all adjustments, consisting only of normal recurring adjustments, which were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation.

                                   -10-                           FORM 10-Q

                       PART I - FINANCIAL INFORMATION

         Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations

Results of operations
- - ---------------------

     Operating revenues for the first quarter of 1994 increased by 14% over those for the first quarter of 1993. The increase in revenues is due to the August 31, 1993 acquisition of four midwestern water utilities, the result of rate increases authorized for certain subsidiaries and higher sales volume. The acquisition of the four companies last year was responsible for approximately one-third of the increase in revenues.

     During the first four months of 1994, five operating subsidiaries received rate orders which are expected to provide approximately $5.6 million in additional annual revenues. Six subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $37.8 million in additional annual revenues.

     The 53.3 billion gallons of water sold in the first quarter of 1994 was 13% higher than the 47 billion gallons sold in the first quarter of 1993. The four acquired companies sold 3.8 billion gallons of water in the first quarter of 1994.

     Operating expenses for the first quarter of 1994 increased by 17% over the same period last year. In addition to reflecting operating expenses incurred by the acquired subsidiaries, harsh winter weather throughout most of the eastern half of the country in 1994 increased the cost of providing daily water service. Depreciation expense was higher due to growth in utility plant in service. The growth in tax expense reflects higher general taxes due to increased property values and gross receipts.

     Income deductions, primarily interest, were 7% higher for the first quarter of 1994 compared with the first quarter of 1993 due to an increase in total debt.

     Net income to common stock was $9.4 million for the first quarter of 1994 compared with $9.2 million for the same period in 1993.

Capital Resources and Liquidity
- - -------------------------------

     During the balance of 1994, the Company plans to issue common stock through its Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will provide for added investments in subsidiaries.

     Four operating subsidiaries issued $70.6 million of long-term debt during the first three months of 1994. In addition, the Company invested $10.7 million in the common stock of one subsidiary. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1994, with the proceeds used to repay bank loans and to fund construction projects.
                     ------------------------------------

                                   -11-                           FORM 10-Q

                         PART II - OTHER INFORMATION

                  Item 6.  Exhibits and Reports on Form 8-K

A.  Exhibits

    None

B.  Reports on Form 8-K

    No report on Form 8-K has been filed by the registrant during the quarter ended March 31, 1994.

                                   -12-                           FORM 10-Q




SIGNATURES
- - ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN WATER WORKS COMPANY, INC.




Date May 11, 1994                   George W. Johnstone
     ------------                   --------------------------------------
                                    George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date May 11, 1994                   Robert D. Sievers
     ------------                   --------------------------------------
                                    Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)