Form 10-Q
period 1994-06-30
AMERICAN WATER WORKS CO INC
filed 1994-08-10
CIK 318819

FORM 10-Q                           Page 1 of 15

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   June 30, 1994
                              ---------------------------------------------
                                 OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  -----------------
Commission File Number                             1-3437-2
                      -----------------------------------------------------

                    AMERICAN WATER WORKS COMPANY, INC.
- - ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                               51-0063696
- - -------------------------------         -----------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

            1025 Laurel Oak Road, Voorhees, New Jersey  08043
- - ---------------------------------------------------------------------------
           (Address of principal executive offices) (Zip Code)

                              (609) 346-8200
- - ---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
- - ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At August 1, 1994, the number of shares of common stock, $1.25 par value, outstanding was 32,029,076 shares.

No exhibits are filed with this report and there is no exhibit index.




                                Page 2                           FORM 10-Q

                       PART I FINANCIAL INFORMATION
                       ----------------------------
                       Item 1.  Financial Statements
                       -----------------------------
        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
        -----------------------------------------------------------
    Consolidated Statements of Income and Retained Earnings (Unaudited)
                   (In thousands, except per share amounts)

                                                       Three Months Ended
                                                            June 30,
                                                       1994         1993
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $195,136     $179,935
                                                     --------     --------
Operating expenses
  Operation and maintenance                            96,263       87,697
  Depreciation and amortization                        17,793       16,413
  General taxes                                        18,036       16,724
  State income taxes                                    2,102        2,103
  Federal income taxes                                 12,242       11,466
                                                     --------     --------
                                                      146,436      134,403
                                                     --------     --------

Operating income                                       48,700       45,532
Allowance for other funds used during
  construction                                          1,367          909
Other income                                              714           57
                                                     --------     --------
                                                       50,781       46,498
                                                     --------     --------
Income deductions
  Interest                                             27,500       23,509
  Allowance for borrowed funds used
    during construction                                (1,033)        (665)
  Amortization of debt expense                            308          416
  Preferred dividends of subsidiaries                     954        1,126
  Other deductions                                        323          255
                                                     --------     --------
                                                       28,052       24,641
                                                     --------     --------
Net income                                             22,729       21,857
Dividends on preferred stocks                             996        1,002
                                                     --------     --------
Net income to common stock                           $ 21,733     $ 20,855
                                                     ========     ========
Average shares of common stock outstanding             31,736       31,137
Earnings per common share on average shares
  outstanding                                        $   0.68     $   0.67
                                                     ========     ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $579,588     $539,732
Add - net income                                       22,729       21,857
                                                     --------     --------
                                                      602,317      561,589
                                                     --------     --------

                               Page 3                            FORM 10-Q

                                                       Three Months Ended
                                                            June 30,
                                                       1994         1993
                                                     --------     --------
Deduct - dividends
  Preferred stock                                    $    882     $    888
  Preference stock                                        114          114
  Common stock - $.27 per share in 1994;
                 $.25 per share in 1993                 8,537        7,785
                                                     --------     --------
                                                        9,533        8,787
                                                     --------     --------
Balance at end of period                             $592,784     $552,802
                                                     ========     ========

See accompanying notes to the financial statements.










































                               Page 4                           FORM 10Q

      AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
   Consolidated Statements of Income and Retained Earnings (Unaudited)
                 (In thousands, except per share amounts)

                                                       Six Months Ended
                                                            June 30,
                                                        1994        1993
                                                      --------    --------
CONSOLIDATED INCOME
Operating revenues                                    $372,795    $335,407
                                                      --------    --------
Operating expenses
  Operation and maintenance                            193,411     169,684
  Depreciation and amortization                         35,671      31,957
  General taxes                                         36,783      33,513
  State income taxes                                     3,210       3,235
  Federal income taxes                                  18,205      16,205
                                                      --------    --------
                                                       287,280     254,594
                                                      --------    --------

Operating income                                        85,515      80,813
Allowance for other funds used during
  construction                                           2,472       1,650
Other income                                             1,099         222
                                                      --------    --------
                                                        89,086      82,685
                                                      --------    --------

Income deductions
  Interest                                              54,220      46,970
  Allowance for borrowed funds used
    during construction                                 (1,774)     (1,194)
  Amortization of debt expense                             601         916
  Preferred dividends of subsidiaries                    1,926       2,259
  Other deductions                                         954       1,716
                                                      --------    --------
                                                        55,927      50,667
                                                      --------    --------

Net income                                              33,159      32,018
Dividends on preferred stocks                            1,992       2,004
                                                      --------    --------
Net income to common stock                            $ 31,167    $ 30,014
                                                      ========    ========

Average shares of common stock outstanding              31,500      31,091
Earnings per common share on average shares
  outstanding                                         $   0.99    $   0.97
                                                      ========    ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                        $578,593    $538,332
Add - net income                                        33,159      32,018
                                                      --------    --------
                                                       611,752     570,350
                                                      --------    --------


                               Page 5                            FORM 10-Q

                                                        Six Months Ended
                                                             June 30,
                                                        1994        1993
                                                      --------    --------
Deduct - dividends
  Preferred stock                                     $  1,764    $  1,776
  Preference stock                                         228         228

  Common stock - $.54 per share in 1994;
                 $.50 per share in 1993                 16,976      15,544
                                                      --------    --------
                                                        18,968      17,548
                                                      --------    --------
Balance at end of period                              $592,784    $552,802
                                                      ========    ========

See accompanying notes to the financial statements.









































                                Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                 June 30       December 31
                                                   1994            1993
                                               -----------     -----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                   $2,511,885      $2,444,277
  Utility plant acquisition adjustments            42,013          40,689
  Other utility plant adjustments                     221             246
  Non-utility property, net of accumulated
    depreciation                                   21,878          21,224
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,761          22,709
                                               ----------      ----------
                                                2,598,758       2,529,145
                                               ----------      ----------

Current assets
  Cash and cash equivalents                        20,919          52 979
  Temporary investments - at cost plus
     accrued interest                                 400             399
  Customer accounts receivable                     50,653          46,795
  Allowance for uncollectible accounts             (1,074)         (1,107)
  Unbilled revenues                                67,232          57,298
  Miscellaneous receivables                         8,142           7,033
  Materials and supplies                           11,144           8,965
  Deferred vacation pay                            10,547           8,517
  Other                                            11,623           8,776
                                               ----------      ----------
                                                  179,586         189,655
                                               ----------      ----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     205,623         198,744
  Deferred pension expense                         17,120          13,437
  Debt and preferred stock expense                 15,519          15,552
  Tank painting costs                               7,934           7,906
  Other                                            36,622          39,572
                                               ----------      ----------
                                                  282,818         275,211
                                               ----------      ----------
                                               $3,061,162      $2,994,011
                                               ==========      ==========

See accompanying notes to the financial statements.







                                Page 7                           FORM 10-Q
     AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------
                  Consolidated Balance Sheet (Unaudited)
                            (In thousands)
                                                 June 30       December 31
                                                   1994           1993
                                               -----------     -----------
CAPITAL AND LIABILITIES
Capital
  Common stock                                 $   39,915      $   39,055
  Paid-in capital                                  55,508          37,627
  Retained earnings                               592,784         578,593
                                               ----------      ----------
    Common stockholders' equity                   688,207         655,275

  Preferred stocks with mandatory redemption
    requirements                                   40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                        11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements              44,680          46,515
  Preferred stocks of subsidiaries without
    mandatory redemption requirements               6,295           6,302

  Long-term debt
    American Water Works Company, Inc.            131,000         131,000
    Subsidiaries                                1,132,414       1,056,404
                                               ----------      ----------
                                                2,054,269       1,947,169
                                               ----------      ----------
Current liabilities
  Bank debt                                       107,225         193,620
  Current portion of long-term debt                13,187           5,405
  Accounts payable                                 27,195          31,644
  Taxes accrued, including federal income          20,108          11,798
  Interest accrued                                 25,888          23,226
  Accrued vacation pay                             10,874           8,835
  Other                                            31,937          27,852
                                               ----------      ----------
                                                  236,414         302,380
                                               ----------      ----------
Regulatory and other long-term liabilities
  Customer advances for construction              126,960         125,031
  Deferred taxes                                  323,830         309,204
  Regulatory liability - income taxes
    refundable through rates                       45,271          45,942
  Deferred investment tax credits                  41,010          41,644
  Other                                            44,999          38,146
                                               ----------      ----------
                                                  582,070         559,967
                                               ----------      ----------
Contributions in aid of construction              188,409         184,495
                                               ----------      ----------
                                               $3,061,162      $2,994,011
                                               ==========      ==========
See accompanying notes to the financial statements.



                               Page 8                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                       Six Months Ended
                                                            June 30,
                                                       1994       1993
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 33,159   $ 32,018
  Adjustments
    Depreciation and amortization                      35,671     31,957
    Provision for deferred income taxes                 7,028      6,101
    Provision for losses on accounts receivable         1,676      1,511
    Allowance for other funds used during
      construction                                     (2,472)    (1,650)
    Employee benefit funding in excess of
      expenses                                           (754)     5,610
    Common stock contributions to employee
      benefit plans                                     1,725      1,350
    Other deferred revenues, net                          (30)       (74)
    Deferred tank painting costs                         (582)      (513)
    Deferred rate case expense                           (821)    (1,683)
    Amortization of deferred charges                    4,162      4,015
    Other, net                                         (1,762)    (2,038)
    Changes in assets and liabilities
      Accounts receivable                              (6,676)    (8,568)
      Unbilled revenues                                (9,934)   (11,790)
      Other current assets                             (5,026)    (1,718)
      Accounts payable                                 (4,449)   (10,291)
      Taxes accrued, including federal income           8,310      2,474
      Interest accrued                                  2,662       (880)
      Other current liabilities                         4,085     (4,727)
                                                     --------   --------
  Net cash from operating activities                   65,972     41,104
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                          (101,211)   (74,284)
  Allowance for other funds used during
    construction                                        2,472      1,650
  Water system acquisition                             (3,057)         0
  Proceeds from the disposition of property,
    plant and equipment                                   991      1,111
  Removal costs from property, plant and
    equipment retirements                              (1,656)    (1,745)
  Funds restricted for construction activity            4,492      1,851
  Other                                                    (1)       (69)
                                                     --------   --------
  Net cash used in investing activities               (97,970)   (71,486)
                                                     --------   --------








                               Page 9                            FORM 10-Q

                                                       Six Months Ended
                                                            June 30,
                                                       1994       1993
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                       $ 86,100   $151,500
  Proceeds from preferred stock                             0      1,000
  Proceeds from common stock                           15,474      1,016
  Net borrowings (repayments)
    under line-of-credit agreements                   (86,395)     6,747
  Advances and contributions for construction,
    net of refunds                                      7,391      7,200
  Debt and stock issuance costs                        (1,455)    (2,606)
  Repayment of long-term debt                          (2,308)  (111,180)
  Redemption of preferred stocks                       (1,842)    (1,033)
  Dividends paid                                      (17,027)   (16,639)
                                                     --------   --------
 Net cash from financing activities                       (62)    36,005
                                                     --------   --------

Net increase (decrease) in cash and
  cash equivalents                                    (32,060)     5,623
Cash and cash equivalents at beginning
  of period                                            52,979     29,113
                                                     --------   --------

Cash and cash equivalents at end of period           $ 20,919   $ 34,736
                                                     ========   ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 52,269   $ 48,400
                                                     ========   ========
  Income taxes                                       $ 12,500   $ 10,613
                                                     ========   ========


Common stock issued in lieu of cash in connection with the Dividend
Reinvestment and Stock Purchase Plan, Employees' Stock Ownership Plan and the Savings Plan for Employees totaled $3,667 in 1994 and $2,259 in 1993.

Dividends paid excludes $1,941 in 1994 and $909 in 1993 of dividends declared on common stock that were used to purchase shares of common stock through the Dividend Reinvestment and Stock Purchase Plan.

See accompanying notes to the financial statements.













                               Page 10                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                     June 30   December 31
                                                       1994       1993
                                                   ----------  -----------
Capital Stock of American Water Works Company, Inc.

Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                  $ 40,000    $ 40,000
                                                     --------    --------
                                                     $ 40,000    $ 40,000
                                                     ========    ========
Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding                 $  2,544    $  2,544

  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129       9,129
                                                     --------    --------
                                                     $ 11,673    $ 11,673
                                                     ========    ========

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 100,000,000 shares
  Outstanding - 31,932,187 shares at June 30, 1994;  $ 39,915    $ 39,055
                31,243,743 at December 31, 1993
Paid-in capital                                        55,508      37,627
Retained earnings                                     592,784     578,593
                                                     --------    --------
                                                     $688,207    $655,275
                                                     ========    ========

During the first six months of 1994, 565,928 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 82,354 shares of common stock were issued in connection with the Company's Employees' Stock Ownership Plan, and 40,162 shares were issued in connection with the Savings Plan for Employees. At June 30, 1994, 30,461,581 common shares were reserved for issuance in connection with the Stockholder Rights Plan, 1,053,505 common shares were reserved for issuance in connection with the Dividend Reinvestment and Stock Purchase Plan, 612,214 shares were reserved for issuance in connection with the Employees' Stock Ownership Plan and 438,675 common shares were reserved for issuance in connection with the Savings Plan for Employees.



                               Page 11                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
                             June 30, 1994


NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management the information reported reflects all adjustments, consisting of normal recurring adjustments, which were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation.















































                               Page 12                          FORM 10-Q

                  PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
- - --------------------------------------------------------------------------
Results of Operations
- - ---------------------
Operating revenues for the second quarter and the first six months of 1994 were higher than for the same periods of 1993 by 8% and 11%, respectively.
The increases are due to the August 31, 1993 acquisition of four Midwestern water utilities, the result of rate increases authorized for certain subsidiaries, and greater sales volume. Forty-two percent of the increase in revenues for the six months ending June 30, 1994 is attributable to the 1993 acquisition. The acquisition of the four companies last year was responsible for approximately one-half of the increase in revenues in the second quarter.

During the first seven months of 1994, eight operating subsidiaries received rate orders which are expected to provide approximately $13.7 million in additional annual revenues. Five subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $27.8 million in additional revenues.

Water sales volume for the first six months of 1994 amounted to 109.7 billion gallons versus 98.6 billion gallons in 1993. The four acquired Midwestern companies sold 7.6 billion gallons throughout the first six months of 1994. The sales volume during the second quarter increased to
56.4 billion gallons from 51.6 billion gallons in 1993. The companies acquired in 1993 accounted for 3.9 billion gallons of this increase in the second quarter.

Operating expenses for the second quarter and the first six months of 1994 increased by 9% and 13%, respectively, over the same periods last year. In addition to reflecting operating expenses incurred by the acquired subsidiaries, the increase in operating expenses can be attributed to higher employee, production, and depreciation expenses.

Income deductions, primarily interest, were 14% higher for the second quarter and 10% higher for the first six months when compared to 1993. This increase can be attributed primarily to an increase in debt.

Net income to common stock was $21.7 million for the second quarter of 1994 compared with $20.9 million for the same period in 1993. Net income to common stock for the first six months of 1994 was $31.2 million compared with $30.0 million for the first six months of 1993.

Capital Resources and Liquidity
- - --------------------------------
All shares of common stock issued during 1994 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, and the Savings Plan for Employees.

During the balance of 1994, the Company plans to continue issuing common stock through its Dividend Reinvestment and Stock Purchase Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will provide for added investments in subsidiaries.

                               Page 13                            FORM 10-Q

Five operating subsidiaries issued $86.1 million of long-term debt during the first six months of 1994. In addition, the Company invested $37 million in the common stock of two subsidiaries. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1994, with the proceeds used to repay bank loans and to fund construction projects.