Form 10-Q/A
period 1994-09-30
AMERICAN WATER WORKS CO INC
filed 1994-11-14
CIK 318819

                              FORM 10-Q                            Page 1 of 16

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              September 30, 1994
                              ---------------------------------------------
                                 OR

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

                    AMERICAN WATER WORKS COMPANY, INC.
- ---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                               51-0063696
- -------------------------------         -----------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

            1025 Laurel Oak Road, Voorhees, New Jersey  08043
- ---------------------------------------------------------------------------
           (Address of principal executive offices) (Zip Code)

                              (609) 346-8200
- ---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
- ---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At November 1, 1994, the number of shares of common stock, $1.25 par value, outstanding was 32,451,204 shares.

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

                                                       Three Months Ended
                                                          September 30,
                                                       1994         1993
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $209,844     $200,154
                                                     --------     --------
Operating expenses
  Operation and maintenance                           101,429       94,159
  Depreciation and amortization                        18,446       16,648
  General taxes                                        18,382       17,202
  State income taxes                                    2,769        2,530
  Federal income taxes                                 14,290       17,213
                                                     --------     --------
                                                      155,316      147,752
                                                     --------     --------

Operating income                                       54,528       52,402
Allowance for other funds used during
  construction                                          1,454          930
Other income                                              324          575
                                                     --------     --------
                                                       56,306       53,907
                                                     --------     --------
Income deductions
  Interest                                             27,809       24,348
  Allowance for borrowed funds used
    during construction                                (1,175)        (721)
  Amortization of debt expense                            319          311
  Preferred dividends of subsidiaries                     948        1,088
  Other deductions                                        590          230
                                                     --------     --------
                                                       28,491       25,256
                                                     --------     --------
Net income                                             27,815       28,651
Dividends on preferred stocks                             995          996
                                                     --------     --------
Net income to common stock                           $ 26,820     $ 27,655
                                                     ========     ========
Average shares of common stock outstanding             32,118       31,167
Earnings per common share on average shares
  outstanding                                        $   0.84     $   0.88
                                                     ========     ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $592,784     $552,802
Add - net income                                       27,815       28,651
                                                     --------     --------
                                                      620,599      581,453
                                                     --------     --------

                               Page 3                            FORM 10-Q

                                                       Three Months Ended
                                                         September 30,
                                                       1994         1993
                                                     --------     --------
Deduct - dividends
  Preferred stock                                    $    881     $    882
  Preference stock                                        114          114
  Common stock - $.27 per share in 1994;
                 $.25 per share in 1993                 8,648        7,790
                                                     --------     --------
                                                        9,643        8,786
                                                     --------     --------
Balance at end of period                             $610,956     $572,667
                                                     ========     ========

See accompanying notes to the financial statements.










































                               Page 4                           FORM 10-Q
      AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
      -----------------------------------------------------------
   Consolidated Statements of Income and Retained Earnings (Unaudited)
                 (In thousands, except per share amounts)

                                                       Nine Months Ended
                                                         September 30,
                                                        1994        1993
                                                      --------    --------
CONSOLIDATED INCOME
Operating revenues                                    $582,639    $535,561
                                                      --------    --------
Operating expenses
  Operation and maintenance                            294,840     263,843
  Depreciation and amortization                         54,117      48,605
  General taxes                                         55,165      50,715
  State income taxes                                     5,979       5,765
  Federal income taxes                                  32,495      33,418
                                                      --------    --------
                                                       442,596     402,346
                                                      --------    --------

Operating income                                       140,043     133,215
Allowance for other funds used during
  construction                                           3,926       2,580
Other income                                             1,423         797
                                                      --------    --------
                                                       145,392     136,592
                                                      --------    --------

Income deductions
  Interest                                              82,029      71,319
  Allowance for borrowed funds used
    during construction                                 (2,949)     (1,915)
  Amortization of debt expense                             920       1,227
  Preferred dividends of subsidiaries                    2,874       3,347
  Other deductions                                       1,544       1,945
                                                      --------    --------
                                                        84,418      75,923
                                                      --------    --------

Net income                                              60,974      60,699
Dividends on preferred stocks                            2,987       3,000
                                                      --------    --------
Net income to common stock                            $ 57,987    $ 57,669
                                                      ========    ========

Average shares of common stock outstanding              31,715      31,117
Earnings per common share on average shares
  outstanding                                         $   1.83    $   1.85
                                                      ========    ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                        $578,593    $538,332
Add - net income                                        60,974      60,669
                                                      --------    --------
                                                       639,567     599,001
                                                      --------    --------



                               Page 5                            FORM 10-Q

                                                       Nine Months Ended
                                                         September 30,
                                                        1994        1993
                                                      --------    --------
Deduct - dividends
  Preferred stock                                     $  2,645    $  2,658
  Preference stock                                         342         342
  Common stock - $.81 per share in 1994;
                 $.75 per share in 1993                 25,624      23,334
                                                      --------    --------
                                                        28,611      26,334
                                                      --------    --------
Balance at end of period                              $610,956    $572,667
                                                      ========    ========

See accompanying notes to the financial statements.









































                                Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                              September 30    December 31
                                                  1994            1993
                                               ----------      ----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                   $2,561,835      $2,444,277
  Utility plant acquisition adjustments            39,465          40,689
  Other utility plant adjustments                     209             246
  Non-utility property, net of accumulated
    depreciation                                   19,436          21,224
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,781          22,709
                                               ----------      ----------
                                                2,643,726       2,529,145
                                               ----------      ----------

Current assets
  Cash and cash equivalents                        37,457          52,979
  Temporary investments - at cost plus
     accrued interest                                 897             399
  Customer accounts receivable                     54,565          46,795
  Allowance for uncollectible accounts             (1,120)         (1,107)
  Unbilled revenues                                64,044          57,298
  Miscellaneous receivables                         5,418           7,033
  Materials and supplies                           10,453           8,965
  Deferred vacation pay                             9,622           8,517
  Other                                            11,536           8,776
                                               ----------      ----------
                                                  192,872         189,655
                                               ----------      ----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     202,151         198,744
  Deferred pension expense                         17,869          13,437
  Debt and preferred stock expense                 16,157          15,552
  Tank painting costs                               8,371           7,906
  Other                                            36,785          39,572
                                               ----------      ----------
                                                  281,333         275,211
                                               ----------      ----------
                                               $3,117,931      $2,994,011
                                               ==========      ==========

See accompanying notes to the financial statements.







                                Page 7                           FORM 10-Q

     AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------
                  Consolidated Balance Sheet (Unaudited)
                            (In thousands)

                                              September 30    December 31
                                                  1994            1993
                                               ----------      ----------
CAPITAL AND LIABILITIES
Capital
  Common stock                                 $   40,403      $   39,055
  Paid-in capital                                  67,905          37,627
  Retained earnings                               610,956         578,593
  Unearned compensation                            (2,326)
                                               ----------      ----------
    Common stockholders' equity                   716,938         655,275

  Preferred stocks with mandatory redemption
    requirements                                   40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                        11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements              44,090          46,515
  Preferred stocks of subsidiaries without
    mandatory redemption requirements               6,288           6,302

  Long-term debt
    American Water Works Company, Inc.            131,000         131,000
    Subsidiaries                                1,121,609       1,056,404
                                               ----------      ----------
                                                2,071,598       1,947,169
                                               ----------      ----------
Current liabilities
  Bank debt                                       120,053         193,620
  Current portion of long-term debt                33,119           5,405
  Accounts payable                                 24,597          31,644
  Taxes accrued, including federal income          19,101          11,798
  Interest accrued                                 29,367          23,226
  Accrued vacation pay                              9,936           8,835
  Other                                            32,036          27,852
                                               ----------      ----------
                                                  268,209         302,380
                                               ----------      ----------















                                Page 8                           FORM 10-Q

                                              September 30    December 30
                                                  1994            1993
                                               ----------      ----------
Regulatory and other long-term liabilities
  Customer advances for construction           $  130,395      $  125,031
  Deferred taxes                                  323,932         309,204
  Regulatory liability - income taxes
    refundable through rates                       43,852          45,942
  Deferred investment tax credits                  39,952          41,644
  Other                                            47,284          38,146
                                               ----------      ----------
                                                  585,415         559,967
                                               ----------      ----------
Contributions in aid of construction              192,709         184,495
                                               ----------      ----------
                                               $3,117,931      $2,994,011
                                               ==========      ==========

See accompanying notes to the financial statements.







































                               Page 9                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                       1994       1993
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 60,974   $ 60,669
  Adjustments
    Depreciation and amortization                      54,117     48,605
    Provision for deferred income taxes                10,752      6,143
    Provision for losses on accounts receivable         2,800      2,530
    Allowance for other funds used during
      construction                                     (3,926)    (2,580)
    Employee benefit funding in excess of
      expenses                                         (1,437)     2,436
    Common stock contributions to employee
      benefit plans                                     1,784      1,350
    Deferred tank painting costs                       (1,270)      (799)
    Deferred rate case expense                         (1,521)    (2,525)
    Amortization of deferred charges                    5,924      5,698
    Other, net                                          2,661       (681)
  Changes in assets and liabilities
      Accounts receivable                              (8,942)   (16,427)
      Unbilled revenues                                (6,746)    (8,517)
      Other current assets                             (4,248)      (451)
      Accounts payable                                 (7,047)    (9,681)
      Taxes accrued, including federal income           7,303      6,974
      Interest accrued                                  6,141      7,584
      Other current liabilities                         4,184     (6,012)
                                                     --------   --------
  Net cash from operating activities                  121,503     94,316
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                          (169,167)  (117,340)
  Allowance for other funds used during
    construction                                        3,926      2,580
  Water system acquisition                             (4,457)   (61,781)
  Proceeds from the disposition of property,
    plant and equipment                                 1,457      1,555
  Removal costs from property, plant and
    equipment retirements                              (3,306)    (3,099)
  Funds restricted for construction activity            5,031     (1,930)
  Temporary investments                                  (498)    (5,650)
                                                     --------   --------
  Net cash used in investing activities              (167,014)  (185,665)
                                                     --------   --------








                               Page 10                           FORM 10-Q

                                                      Nine Months Ended
                                                         September 30,
                                                       1994       1993
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                       $ 96,400   $159,715
  Proceeds from preferred stock                             0      1,000
  Proceeds from common stock                           24,507      1,015
  Net borrowings (repayments)
    under line-of-credit agreements                   (73,567)    77,066
  Advances and contributions for construction,
    net of refunds                                     15,810     13,406
  Debt and stock issuance costs                        (1,566)    (3,646)
  Repayment of long-term debt                          (3,481)  (117,565)
  Redemption of preferred stocks                       (2,439)    (3,772)
  Dividends paid                                      (25,675)   (24,965)
                                                     --------   --------
Net cash from financing activities                     29,989    102,254
                                                     --------   --------

Net increase (decrease) in cash and
  cash equivalents                                    (15,522)    10,905
Cash and cash equivalents at beginning
  of period                                            52,979     29,113
                                                     --------   --------

Cash and cash equivalents at end of period           $ 37,457   $ 40,018
                                                     ========   ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 76,940   $ 64,669
                                                     ========   ========
  Income taxes                                       $ 24,032   $ 22,805
                                                     ========   ========


Common stock issued in lieu of cash in connection with the Dividend
Reinvestment and Stock Purchase Plan, Employees' Stock Ownership Plan and the Savings Plan for Employees totaled $4,720 in 1994 and $2,721 in 1993.

Dividends paid excludes $2,936 in 1994 and $1,369 in 1993 of dividends declared on common stock that were used to purchase shares of common stock through the Dividend Reinvestment and Stock Purchase Plan.

See accompanying notes to the financial statements.













                               Page 11                           FORM 10-Q
       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                  September 30 December 31
                                                       1994        1993
                                                     --------    --------
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 100,000,000 shares
  Outstanding - 32,322,034 shares at
                September 30, 1994;
                31,243,743 at December 31, 1993      $ 40,403    $ 39,055
Paid-in capital                                        67,905      37,627
Retained earnings                                     610,956     578,593
Unearned compensation                                  (2,326)
                                                     --------    --------
                                                     $716,938    $655,275
                                                     ========    ========

During the first nine months of 1994, 940,977 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 82,354 shares of common stock were issued in connection with the Company's Employees' Stock Ownership Plan, and 54,960 shares were issued in connection with the Savings Plan for Employees. At September 30, 1994, 30,461,581 common shares were reserved for issuance in connection with the Stockholder Rights Plan, 678,456 common shares were reserved for issuance in connection with the Dividend Reinvestment and Stock Purchase Plan, 612,214 shares were reserved for issuance in connection with the Employees' Stock Ownership Plan and 423,877 common shares were reserved for issuance in connection with the Savings Plan for Employees.



                               Page 12                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
                          September 30, 1994


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















































                               Page 13                          FORM 10-Q

                  PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
- --------------------------------------------------------------------------

Results of Operations
- ---------------------
Operating revenues for the third quarter and the first nine months of 1994 were higher than for the same periods of 1993 by 5% and 9%, respectively. The increases are due to the August 31, 1993 acquisition of four Midwestern water utilities, the result of rate increases authorized for certain subsidiaries, and greater sales volume. The acquisition of the four companies last year was responsible for approximately sixty-nine percent of the increase in revenues in the third quarter. Forty-eight percent of the increase in revenues for the nine months ending September 30, 1994 is attributable to the 1993 acquisition.

During the first ten months of 1994, eight operating subsidiaries received rate orders which are expected to provide approximately $14.1 million in additional annual revenues. Six subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $44.0 million in additional revenues.

Lower water sales in the Northeast due to more frequent rainfall than last year were offset by increased sales in the West and Midwest, reflecting the company's geographical diversity. The sales volume during the third quarter increased to 68.4 billion gallons from 64.8 billion gallons in 1993. The acquisition of the four companies in 1993 accounted for 3.5 billion gallons of this increase in the third quarter. Water sales volume for the first nine months of 1994 amounted to 178.0 billion gallons versus
163.4 billion gallons in 1993. The four acquired Midwestern companies accounted for 11.2 billion gallons of this increase throughout the first nine months of 1994.

Operating expenses for the third quarter and the first nine months of 1994 increased by 5% and 10%, respectively, over the same periods last year. In addition to reflecting operating expenses incurred by the acquired subsidiaries, the increase in operating expenses can be attributed to higher employee, production, and depreciation expenses.

Income deductions, primarily interest, were 13% higher for the third quarter and 11% higher for the first nine months when compared to 1993. This increase can be attributed primarily to an increase in debt.

Net income to common stock was $26.8 million for the third quarter of 1994 compared with $27.7 million for the same period in 1993. Net income to common stock for the first nine months of 1994 was $58.0 million compared with $57.7 million for the first nine months of 1993.











                               Page 14                            FORM 10-Q

Capital Resources and Liquidity
- --------------------------------
All shares of common stock issued during 1994 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, and the Savings Plan for Employees.

During the balance of 1994, the Company plans to continue issuing common stock through its Dividend Reinvestment and Stock Purchase Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will provide for added investments in subsidiaries.

Six operating subsidiaries issued $96.4 million of long-term debt during the first nine months of 1994. In addition, the Company invested $43.3 million in the common stock of three subsidiaries. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that one subsidiary will sell long-term debt to a government entity and common stock to the Company during the remainder of 1994, with the proceeds used to repay bank loans and to fund construction projects.








































                               Page 15                           FORM 10-Q

                    PART II - OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K
              -----------------------------------------


A.  Exhibits
    --------

    None

B.  Reports on Form 8-K
    -------------------

    No report on Form 8-K was filed by the registrant during the quarter ended September 30, 1994.











































                               Page 16                           FORM 10-Q





SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date November 9, 1994              /s/ George W. Johnstone
     ----------------              --------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date November 9, 1994              /s/ Robert D. Sievers
     ----------------              --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)