Form 10-Q/A
period 1994-09-30
AMERICAN WATER WORKS CO INC
filed 1994-12-09
CIK 318819

                               Page 15                           FORM 10-Q

                    PART II - OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K
              -----------------------------------------


A.  Exhibits
    --------

    Exhibit number (27), Financial Data Schedule, is filed herewith.

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



Date December 8, 1994              /s/ Robert D. Sievers
     ----------------              --------------------------------------
                                       Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)