Form 10-Q
period 1995-03-31
AMERICAN WATER WORKS CO INC
filed 1995-05-11
CIK 318819

FORM 10-Q                            Page 1 of 14

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              March 31, 1995
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At May 1, 1995, the number of shares of common stock, $1.25 par value, outstanding was 33,024,458 shares.






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

                                                       Three Months Ended
                                                            March 31,
                                                       1995         1994
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $180,844     $177,659
                                                     --------     --------
Operating expenses
  Operation and maintenance                            94,174       97,148
  Depreciation and amortization                        19,370       17,878
  General taxes                                        19,290       18,747
  State income taxes                                    1,182        1,108
  Federal income taxes                                  7,238        5,963
                                                     --------     --------
                                                      141,254      140,844
                                                     --------     --------

Operating income                                       39,590       36,815
Allowance for other funds used during
  construction                                          2,118        1,105
Other income                                              337          385
                                                     --------     --------
                                                       42,045       38,305
                                                     --------     --------
Income deductions
  Interest                                             28,678       26,720
  Allowance for borrowed funds used
    during construction                                (1,845)        (741)
  Amortization of debt expense                            320          293
  Preferred dividends of subsidiaries                     934          972
  Other deductions                                        411          631
                                                     --------     --------
                                                       28,498       27,875
                                                     --------     --------
Net income                                             13,547       10,430
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 12,551     $  9,434
                                                     ========     ========
Average shares of common stock outstanding             32,794       31,305
Earnings per common share on average shares
  outstanding                                        $   0.38     $   0.30
                                                     ========     ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $618,875     $578,593
Add - net income                                       13,547       10,430
                                                     --------     --------
                                                      632,422      589,023
                                                     --------     --------


                               Page 3                            FORM 10-Q

                                                       Three Months Ended
                                                            March 31,
                                                       1995         1994
                                                     --------     --------
Deduct - dividends
  Preferred stock                                    $    882     $    882
  Preference stock                                        114          114
  Common stock - $.32 per share in 1995;
                 $.27 per share in 1994                10,471        8,439
                                                     --------     --------
                                                       11,467        9,435
                                                     --------     --------
Balance at end of period                             $620,955     $579,588
                                                     ========     ========

The accompanying notes are an integral part of these financial statements.










































                                 Page 4                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                March 31      December 31
                                                  1995            1994
                                               ----------      ----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                   $2,682,133      $2,645,079
  Utility plant acquisition adjustments            38,247          39,212
  Other utility plant adjustments                     184             196
  Non-utility property, net of accumulated
    depreciation                                   19,197          18,951
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,693          22,681
                                               ----------      ----------
                                                2,762,454       2,726,119
                                               ----------      ----------

Current assets
  Cash and cash equivalents                        42,974          30,091
  Temporary investments - at cost plus
     accrued interest                                 951           1,448
  Customer accounts receivable                     45,301          50,375
  Allowance for uncollectible accounts               (930)           (999)
  Unbilled revenues                                57,876          57,687
  Miscellaneous receivables                         4,237           5,342
  Materials and supplies                           10,167           9,846
  Deferred vacation pay                            10,617           9,256
  Other                                             6,606           7,531
                                               ----------      ----------
                                                  177,799         170,577
                                               ----------      ----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     202,347         202,967
  Funds restricted for construction                 4,582          26,213
  Debt and preferred stock expense                 18,631          18,882
  Deferred pension expense                         17,564          17,931
  Deferred postretirement benefit expense           9,026           8,545
  Tank painting costs                               8,660           8,997
  Other                                            27,776          26,423
                                               ----------      ----------
                                                  288,586         309,958
                                               ----------      ----------
                                               $3,228,839      $3,206,654
                                               ==========      ==========

The accompanying notes are an integral part of these financial statements.






                                 Page 5                           FORM 10-Q

     AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------
                  Consolidated Balance Sheet (Unaudited)
                            (In thousands)

                                                March 31      December 31
                                                  1995            1994
                                               ----------      ----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   41,158      $   40,824
  Paid-in capital                                  83,849          76,003
  Retained earnings                               620,955         618,875
  Unearned compensation                            (2,645)         (2,262)
                                               ----------      ----------
    Common stockholders' equity                   743,317         733,440

  Preferred stocks with mandatory redemption
    requirements                                   40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                        11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements              43,472          43,737
  Preferred stocks of subsidiaries without
    mandatory redemption requirements               6,288           6,288

  Long-term debt
    American Water Works Company, Inc.            131,000         131,000
    Subsidiaries                                1,166,425       1,177,043
                                               ----------      ----------
                                                2,142,175       2,143,181
                                               ----------      ----------
Current liabilities
  Bank debt                                        98,482          82,425
  Current portion of long-term debt                79,385          73,929
  Accounts payable                                 29,396          43,629
  Taxes accrued, including federal income          20,447          13,352
  Interest accrued                                 31,185          26,296
  Accrued vacation pay                             10,988           9,575
  Other                                            26,625          27,587
                                               ----------      ----------
                                                  296,508         276,793
                                               ----------      ----------















                                 Page 6                           FORM 10-Q

                                                March 31      December 31
                                                  1995            1994
                                               ----------      ----------
Regulatory and other long-term liabilities
  Advances for construction                    $  128,646      $  130,617
  Deferred income taxes                           335,175         331,889
  Regulatory liability - income taxes
    refundable through rates                       42,311          42,946
  Deferred investment tax credits                  39,390          39,702
  Accrued pension expense                          28,355          29,121
  Accrued postretirement benefit expense            9,100           9,100
  Other                                             7,018           4,902
                                               ----------      ----------
                                                  589,995         588,277
                                               ----------      ----------
Contributions in aid of construction              200,161         198,403
                                               ----------      ----------
Commitments and contingencies                           0               0
                                               ----------      ----------
                                               $3,228,839      $3,206,654
                                               ==========      ==========

The accompanying notes are an integral part of these financial statements.



































                                Page 7                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                      Three Months Ended
                                                           March 31,
                                                       1995       1994
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 13,547   $ 10,430
  Adjustments
    Depreciation and amortization                      19,370     17,878
    Provision for deferred income taxes                 4,835      3,664
    Provision for losses on accounts receivable           951        740
    Allowance for other funds used during
      construction                                     (2,118)    (1,105)
    Employee benefit expenses less
      than funding                                       (315)      (321)
    Common stock contributions to employee
      benefit plans                                       353        117
    Deferred revenues, net                                 (4)         0
    Deferred tank painting costs                          (16)       (41)
    Deferred rate case expense                           (452)      (303)
    Amortization of deferred charges                    1,893      2,224
    Other, net                                          1,416        203
  Changes in assets and liabilities
    Accounts receivable                                 5,159        677
    Unbilled revenues                                    (189)       415
    Other current assets                                  604     (1,092)
    Accounts payable                                  (14,233)    (8,661)
    Taxes accrued, including federal income             7,095      8,049
    Interest accrued                                    4,889      7,351
    Other current liabilities                            (962)    (7,098)
                                                     --------   --------
  Net cash from operating activities                   41,823     33,127
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                           (57,131)   (32,003)
  Allowance for other funds used during
    construction                                        2,118      1,105
  Water system acquisition, net of acquired cash          (15)         0
  Proceeds from the disposition of property,
    plant and equipment                                   151        359
  Removal costs from property, plant and
    equipment retirements                                (965)      (818)
  Funds restricted for construction activity           21,631      2,035
  Temporary investments                                   497       (271)
                                                     --------   --------
  Net cash used in investing activities               (33,714)   (29,593)
                                                     --------   --------








                                Page 8                            FORM 10-Q

                                                      Three Months Ended
                                                          March 31,
                                                       1995       1994
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                       $      0   $ 70,600
  Proceeds from common stock                            5,182      4,780
  Net borrowings (repayments)
    under line-of-credit agreements                    16,057    (74,709)
  Advances and contributions for construction,
    net of refunds                                        531      1,660
  Debt and stock issuance costs                          (102)    (1,051)
  Repayment of long-term debt                          (5,162)      (245)
  Redemption of preferred stocks                         (265)    (1,577)
  Dividends paid                                      (11,467)    (9,435)
                                                     --------   --------
 Net cash from (used in) financing activities           4,774     (9,977)
                                                     --------   --------

Net increase (decrease) in cash and
  cash equivalents                                     12,883     (6,443)
Cash and cash equivalents at beginning
  of period                                            30,091     52,979
                                                     --------   --------

Cash and cash equivalents at end of period           $ 42,974   $ 46,536
                                                     ========   ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 24,487   $ 19,773
                                                     ========   ========
  Income taxes                                       $  2,273   $  1,518
                                                     ========   ========


Common stock issued in lieu of cash in connection with the Savings Plan for Employees totaled $353 in 1995 and $117 in 1994.


The accompanying notes are an integral part of these financial statements.

















                                Page 9                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                     March 31  December 31
                                                       1995        1994
                                                     --------    --------
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 100,000,000 shares
  Outstanding - 32,926,189 shares at
                March 31, 1995;
                32,659,187 at December 31, 1994      $ 41,158    $ 40,824
Paid-in capital                                        83,849      76,003
Retained earnings                                     620,955     618,875
Unearned compensation                                  (2,645)     (2,262)
                                                     --------    --------
                                                     $743,317    $733,440
                                                     ========    ========

During the first three months of 1995, 240,628 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, and 26,374 shares were issued in connection with the Savings Plan for Employees. At March 31, 1995, common shares reserved for issuance in connection with the Company's stock plans were 30,461,581 shares for the Stockholder Rights Plan, 135,015 shares for the Dividend Reinvestment and Stock Purchase Plan, 612,214 shares for the Employees' Stock Ownership Plan, 363,163 shares for the Savings Plan for Employees and 350,000 shares for the Long-Term Performance-Based Incentive Plan .



                                Page 10                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
                          March 31, 1995


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















































                                 Page 11                          FORM 10-Q

                  PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
- --------------------------------------------------------------------------

Results of Operations
- ---------------------
Operating revenues for the first quarter of 1995 were 2% higher than for the first quarter of 1994 due to rate increases authorized for certain subsidiaries.

During the first four months of 1995, two regulated subsidiaries received rate orders which are expected to provide approximately $1.5 million in additional annual revenues. Twelve subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $100 million in additional revenues.

The 51.9 billion gallons of water sold in the first quarter of 1995 was 3% less than the 53.3 billion gallons sold in the first quarter of 1994. Residential, industrial and other customers accounted for 31%, 33% and 35%, respectively, of the 3% decrease.

Operating expenses for the first quarter of 1995 remained at essentially the same level as a year ago. Lower operation and maintenance expenses were the result of significant efforts to improve productivity and milder winter
weather conditions.   Depreciation expense was higher due to growth in
utility plant in service. Higher general tax expense reflects higher property values and increased gross receipts. Income taxes increased as a result of increased earnings.

Income deductions, primarily interest, were 2% higher for the first three months when compared to 1994. This increase can be attributed primarily to an increase in debt.

Net income to common stock was $12.6 million for the first quarter of 1995 compared with $9.4 million for the same period in 1994.






















                               Page 12                            FORM 10-Q

Capital Resources and Liquidity
- --------------------------------
During the balance of 1995, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

One regulated subsidiary issued $3.0 million of long-term debt during the first four months of 1995. In addition, the Company invested $2.0 million in the common stock of the subsidiary. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1995, with the proceeds used to repay bank loans and fund construction projects.

In late April, the Company announced that its subsidiary, Pennsylvania-American Water Company (PAWC), has agreed to purchase the water utility operations of Pennsylvania Gas and Water Company(PG&W), a subsidiary of Pennsylvania Enterprises, Inc.(PEI), for approximately $409 million. The acquisition is contingent on, among other things, the approval of the Pennsylvania Public Utility Commission and the stockholders and certain debt holders of PEI and PG&W. The acquisition will serve a population of approximately 400,000 people in 62 communities in northeastern Pennsylvania.

Pennsylvania-American Water Company will fund the acquisition of the water utility operations of Pennsylvania Gas and Water Company, if approved, through short-term debt. The short-term debt will be refunded through the issuance of long-term debt and the sale of common stock to the Company.





























                                Page 13                           FORM 10-Q

                    PART II - OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K
              -----------------------------------------


A.  Exhibits
    --------

    Exhibit number (27), Financial Data Schedule, is filed herewith.

B.  Reports on Form 8-K
    -------------------

    No report on Form 8-K was filed by the registrant during the quarter ended March 31, 1995.











































                               Page 14                            FORM 10-Q





SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date May 5, 1995                   /s/ George W. Johnstone
     ----------------              --------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date May 5, 1995                   /s/ Robert D. Sievers
     ----------------              --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)