Form 10-Q
period 1995-06-30
AMERICAN WATER WORKS CO INC
filed 1995-08-09
CIK 318819

FORM 10-Q                            Page 1 of 16

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              June 30, 1995
                              ---------------------------------------------
                                 OR

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

                    AMERICAN WATER WORKS COMPANY, INC.
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                               51-0063696
-------------------------------         -----------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

            1025 Laurel Oak Road, Voorhees, New Jersey  08043
---------------------------------------------------------------------------
           (Address of principal executive offices) (Zip Code)

                              (609) 346-8200
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At August 1, 1995, the number of shares of common stock, $1.25 par value, outstanding was 33,403,919 shares.






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

                                                       Three Months Ended
                                                            June 30,
                                                       1995         1994
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $200,662     $195,136
                                                     --------     --------
Operating expenses
  Operation and maintenance                            98,381       96,263
  Depreciation and amortization                        19,566       17,793
  General taxes                                        18,924       18,036
  State income taxes                                    2,517        2,102
  Federal income taxes                                 14,650       12,242
                                                     --------     --------
                                                      154,038      146,436
                                                     --------     --------

Operating income                                       46,624       48,700
Allowance for other funds used during
  construction                                          2,654        1,367
Gain from eminent domain litigation                     6,611            0
Other income                                              167          714
                                                     --------     --------
                                                       56,056       50,781
                                                     --------     --------
Income deductions
  Interest                                             29,239       27,500
  Allowance for borrowed funds used
    during construction                                (2,434)      (1,033)
  Amortization of debt expense                            321          308
  Preferred dividends of subsidiaries                     926          954
  Other deductions                                        579          323
                                                     --------     --------
                                                       28,631       28,052
                                                     --------     --------
Net income                                             27,425       22,729
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 26,429     $ 21,733
                                                     ========     ========
Average shares of common stock outstanding             33,133       31,736
Earnings per common share on average shares
  outstanding                                        $   0.80     $   0.68
                                                     ========     ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $620,955     $579,588
Add - net income                                       27,425       22,729
                                                     --------     --------
                                                      648,380      602,317
                                                     --------     --------

                               Page 3                            FORM 10-Q


                                                       Three Months Ended
                                                            June 30,
                                                       1995         1994
                                                     --------     --------
Deduct - dividends
  Preferred stock                                    $    882     $    882
  Preference stock                                        114          114
  Common stock - $.32 per share in 1995;
                 $.27 per share in 1994                10,567        8,537
                                                     --------     --------
                                                       11,563        9,533
                                                     --------     --------
Balance at end of period                             $636,817     $592,784
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

                                                       Six Months Ended
                                                            June 30,
                                                       1995         1994
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $381,506     $372,795
                                                     --------     --------
Operating expenses
  Operation and maintenance                           192,555      193,411
  Depreciation and amortization                        38,936       35,671
  General taxes                                        38,214       36,783
  State income taxes                                    3,699        3,210
  Federal income taxes                                 21,888       18,205
                                                     --------     --------
                                                      295,292      287,280
                                                     --------     --------

Operating income                                       86,214       85,515
Allowance for other funds used during
  construction                                          4,772        2,472
Gain from eminent domain litigation                     6,611            0
Other income                                              504        1,099
                                                     --------     --------
                                                       98,101       89,086
                                                     --------     --------
Income deductions
  Interest                                             57,917       54,220
  Allowance for borrowed funds used
    during construction                                (4,279)      (1,774)
  Amortization of debt expense                            641          601
  Preferred dividends of subsidiaries                   1,860        1,926
  Other deductions                                        990          954
                                                     --------     --------
                                                       57,129       55,927
                                                     --------     --------
Net income                                             40,972       33,159
Dividends on preferred stocks                           1,992        1,992
                                                     --------     --------
Net income to common stock                           $ 38,980     $ 31,167
                                                     ========     ========
Average shares of common stock outstanding             32,945       31,500
Earnings per common share on average shares
  outstanding                                        $   1.18     $   0.99
                                                     ========     ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $618,875     $578,593
Add - net income                                       40,972       33,159
                                                     --------     --------
                                                      659,847      611,752
                                                     --------     --------



                               Page 5                            FORM 10-Q


                                                       Six Months Ended
                                                            June 30,
                                                       1995         1994
                                                     --------     --------
Deduct - dividends
  Preferred stock                                    $  1,764     $  1,764
  Preference stock                                        228          228
  Common stock - $.64 per share in 1995;
                 $.54 per share in 1994                21,038       16,976
                                                     --------     --------
                                                       23,030       18,968
                                                     --------     --------
Balance at end of period                             $636,817     $592,784
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









































                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                June 30       December 31
                                                  1995            1994
                                               ----------      ----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                   $2,745,078      $2,645,079
  Utility plant acquisition adjustments            38,359          39,212
  Other utility plant adjustments                     171             196
  Non-utility property, net of accumulated
    depreciation                                   19,603          18,951
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,706          22,681
                                               ----------      ----------
                                                2,825,917       2,726,119
                                               ----------      ----------

Current assets
  Cash and cash equivalents                        14,226          30,091
  Temporary investments - at cost plus
     accrued interest                                 542           1,448
  Customer accounts receivable                     50,536          50,375
  Allowance for uncollectible accounts             (1,020)           (999)
  Unbilled revenues                                67,840          57,687
  Miscellaneous receivables                        12,788           5,342
  Materials and supplies                           10,524           9,846
  Deferred vacation pay                            10,838           9,256
  Other                                             9,387           7,531
                                               ----------      ----------
                                                  175,661         170,577
                                               ----------      ----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     203,889         202,967
  Funds restricted for construction                     0          26,213
  Debt and preferred stock expense                 18,957          18,882
  Deferred pension expense                         17,161          17,931
  Deferred postretirement benefit expense           9,328           8,545
  Tank painting costs                               8,521           8,997
  Other                                            29,575          26,423
                                               ----------      ----------
                                                  287,431         309,958
                                               ----------      ----------
                                               $3,289,009      $3,206,654
                                               ==========      ==========







                                 Page 7                           FORM 10-Q

     AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------
                  Consolidated Balance Sheet (Unaudited)
                            (In thousands)

                                                June 30       December 31
                                                  1995            1994
                                               ----------      ----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   41,554      $   40,824
  Paid-in capital                                  92,416          76,003
  Retained earnings                               636,817         618,875
  Unearned compensation                            (2,591)         (2,262)
                                               ----------      ----------
    Common stockholders' equity                   768,196         733,440

  Preferred stocks with mandatory redemption
    requirements                                   40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                        11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements              43,176          43,737
  Preferred stocks of subsidiaries without
    mandatory redemption requirements               6,288           6,288

  Long-term debt
    American Water Works Company, Inc.            131,000         131,000
    Subsidiaries                                1,178,439       1,177,043
                                               ----------      ----------
                                                2,178,772       2,143,181
                                               ----------      ----------
Current liabilities
  Bank debt                                       115,172          82,425
  Current portion of long-term debt                73,800          73,929
  Accounts payable                                 41,492          43,629
  Taxes accrued, including federal income          18,870          13,352
  Interest accrued                                 26,542          26,296
  Accrued vacation pay                             11,179           9,575
  Other                                            25,026          27,587
                                               ----------      ----------
                                                  312,081         276,793
                                               ----------      ----------















                                 Page 8                           FORM 10-Q

                                                June 30       December 31
                                                  1995            1994
                                               ----------      ----------
Regulatory and other long-term liabilities
  Advances for construction                    $  127,809      $  130,617
  Deferred income taxes                           340,795         331,889
  Regulatory liability - income taxes
    refundable through rates                       41,968          42,946
  Deferred investment tax credits                  39,080          39,702
  Accrued pension expense                          28,157          29,121
  Accrued postretirement benefit expense            9,100           9,100
  Other                                             7,347           4,902
                                               ----------      ----------
                                                  594,256         588,277
                                               ----------      ----------
Contributions in aid of construction              203,900         198,403
                                               ----------      ----------
Commitments and contingencies                           0               0
                                               ----------      ----------
                                               $3,289,009      $3,206,654
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
                           (In thousands)

                                                      Six Months Ended
                                                           June 30,
                                                       1995       1994
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 40,972   $ 33,159
  Adjustments
    Depreciation and amortization                      38,936     35,671
    Provision for deferred income taxes                 8,977      7,028
    Provision for losses on accounts receivable         2,000      1,676
    Allowance for other funds used during
      construction                                     (4,772)    (2,472)
    Employee benefit expenses less
      than funding                                     (1,920)      (754)
    Common stock contributions to employee
      benefit plans                                       717      1,725
    Deferred revenues, net                                 (6)       (30)
    Deferred tank painting costs                         (231)      (582)
    Deferred rate case expense                         (1,206)      (821)
    Amortization of deferred charges                    3,710      4,162
    Other, net                                            588     (3,487)
  Changes in assets and liabilities
    Accounts receivable                                (9,586)    (6,676)
    Unbilled revenues                                 (10,153)    (9,934)
    Other current assets                               (2,534)    (5,026)
    Accounts payable                                   (2,137)    (4,449)
    Taxes accrued, including federal income             5,518      8,310
    Interest accrued                                      246      2,662
    Other current liabilities                          (2,561)     4,085
                                                     --------   --------
  Net cash from operating activities                   66,558     64,247
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                          (136,517)  (101,211)
  Allowance for other funds used during
    construction                                        4,772      2,472
  Water system acquisition, net of acquired cash       (4,215)    (3,057)
  Proceeds from the disposition of property,
    plant and equipment                                 1,166        991
  Removal costs from property, plant and
    equipment retirements                              (2,122)    (1,656)
  Funds restricted for construction activity           26,213      4,492
  Temporary investments                                   906         (1)
                                                     --------   --------
  Net cash used in investing activities              (109,797)   (97,970)
                                                     --------   --------








                                Page 10                           FORM 10-Q

                                                      Six Months Ended
                                                          June 30,
                                                       1995       1994
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                       $ 13,500   $ 86,100
  Proceeds from common stock                           13,835     19,140
19,140       Net borrowings (repayments)
    under line-of-credit agreements                    32,747    (86,395)
  Advances and contributions for construction,
    net of refunds                                      4,053      7,391
  Debt and stock issuance costs                          (937)    (1,455)
  Repayment of long-term debt                         (12,233)    (2,308)
  Redemption of preferred stocks                         (561)    (1,842)
  Dividends paid                                      (23,030)   (18,968)
                                                     --------   --------
Net cash from financing activities                     27,374      1,663
                                                     --------   --------

Net decrease in cash and
  cash equivalents                                    (15,865)   (32,060)
Cash and cash equivalents at beginning
  of period                                            30,091     52,979
                                                     --------   --------

Cash and cash equivalents at end of period           $ 14,226   $ 20,919
                                                     ========   ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 59,041   $ 52,269
                                                     ========   ========
  Income taxes                                       $ 13,392   $ 12,500
                                                     ========   ========


Common stock issued in lieu of cash in connection with the Savings Plan for Employees and the Employees' Stock Ownership Plan totaled $717 in 1995 and $1,725 in 1994.


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

                                                     June 30   December 31
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 100,000,000 shares
  Outstanding - 33,243,394 shares at
                June 30, 1995;
                32,659,187 at December 31, 1994      $ 41,554    $ 40,824
Paid-in capital                                        92,416      76,003
Retained earnings                                     636,817     618,875
Unearned compensation                                  (2,591)     (2,262)
                                                     --------    --------
                                                     $768,196    $733,440
                                                     ========    ========

During the first six months of 1995, 531,093 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, and 53,114 shares were issued in connection with the Savings Plan for Employees. At June 30, 1995, common shares reserved for issuance in connection with the Company's stock plans were 30,461,581 shares for the Stockholder Rights Plan, 4,844,550 shares for the Dividend Reinvestment and Stock Purchase Plan, 612,214 shares for the Employees' Stock Ownership Plan, 336,423 shares for the Savings Plan for Employees and 350,000 shares for the Long-Term Performance-Based Incentive Plan.



                                Page 12                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
                          June 30, 1995


NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management, the information reported reflects all adjustments, consisting of normal recurring adjustments, which were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation.

NOTE 2 -- Acquisitions
In late April, the Company announced that its subsidiary, Pennsylvania-American Water Company (PAWC), has agreed to purchase the water utility operations of Pennsylvania Gas and Water Company(PG&W), a subsidiary of Pennsylvania Enterprises, Inc.(PEI), for approximately $409 million. The acquisition is contingent on, among other things, the approval of the Pennsylvania Public Utility Commission and the stockholders and certain debt holders of PEI and PG&W. The acquisition will serve a population of approximately 400,000 people in 62 communities in northeastern Pennsylvania.

NOTE 3 -- Grafton Settlement
During the second quarter the Company resolved its litigation with the Grafton Water District in Massachusetts to recover the fair market value of the water utility taken through eminent domain by the District in 1988. In 1990, a jury awarded the Company $5.6 million for these assets. Since that time, the District pursued various appeals, all of which resulted in reaffirmation of the jury award. In addition to the approximately $1.1 million paid by the District in 1988, the Company received $6.6 million which includes the remainder of the jury award and $2.1 million in interest. This produced a gain of $3.9 million after applicable income taxes.
























                                 Page 13                          FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the second quarter and the first six months of 1995 were higher than for the same periods of 1994 by 3% and 2%, respectively. The increases are due to the result of rate increases authorized for certain subsidiaries.

During the first seven months of 1995, four operating subsidiaries received rate orders which are expected to provide approximately $9.6 million in additional annual revenues. Eleven subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $83.1 million in additional revenues.

Water sales volume for the first six months of 1995 declined 2% to 107.4 billion gallons versus 109.7 billion gallons in 1994. Residential, commercial, industrial, and other customers accounted for 26%, 10%, 34%, and 28%, respectively, of the 2% decrease in the first six months. The sales volume during the second quarter decreased 2% to 55.6 billion gallons from 56.4 billion gallons in 1994. Residential, commercial, industrial, and other customers accounted for 20%, 25%, 36%, and 19%, respectively, of the 2% decrease in the second quarter.

Operating expenses for the second quarter and the first six months of 1995 increased by 5% and 3%, respectively, over the same periods last year. The increase in operating expenses can be attributed to higher general tax, income tax, and depreciation expenses.

Income deductions, primarily interest, were 2% higher for the second quarter and the first six months when compared to 1994. This increase can be attributed primarily to an increase in debt.

Net income to common stock was $26.4 million for the second quarter of 1995 compared with $21.7 million for the same period in 1994. Net income to common stock for the first six months of 1995 was $39.0 million compared with $31.2 million for the first six months of 1994. A one-time after-tax gain of $3.9 million was recorded in the second quarter of 1995 reflecting proceeds of $6.6 million from the conclusion of litigation relating to the condemnation of water system assets in Grafton, Massachusetts. Without this one-time gain, net income to common stock for the second quarter and the first six months of 1995 was $22.5 million and $35.1 million.














                               Page 14                            FORM 10-Q


Capital Resources and Liquidity
--------------------------------
During the balance of 1995, the Company plans to continue issuing common stock through its Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

Four operating subsidiaries issued $13.5 million of long-term debt during the first six months of 1995. In addition, the Company invested $32.0 million in the common stock of four subsidiaries. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1995, with the proceeds used to repay bank loans and to fund construction projects.

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

In July, the Orange County Local Agency Formation Commission decided not to approve a $300 million proposal from California-American Water company, a subsidiary, to acquire the water and wastewater systems of the Santa Margarita Water District ("the District") in Orange County, California. This proposal, made in conjunction with a petition by customers of the District, was filed in May 1994.

The Company will continue to seek other opportunities, large and small, to acquire public water systems where we believe our ownership and operations will cause more effective and efficient water service to be provided.

















                                Page 15                           FORM 10-Q

                    PART II - OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K
              -----------------------------------------


A.  Exhibits
    --------

    Exhibit number (27), Financial Data Schedule, is filed herewith.

B.  Reports on Form 8-K
    -------------------

    No report on Form 8-K was filed by the registrant during the quarter ended June 30, 1995.











































                               Page 16                            FORM 10-Q





SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date August 4, 1995                /s/ George W. Johnstone
     ----------------              --------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date August 4, 1995                /s/ Robert D. Sievers
     ----------------              --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)