Form 10-Q
period 1995-09-30
AMERICAN WATER WORKS CO INC
filed 1995-11-09
CIK 318819

FORM 10-Q                       Page 1 of 17

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              September 30, 1995
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At November 1, 1995, the number of shares of common stock, $1.25 par value, outstanding was 33,661,900 shares.






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

                                                       Three Months Ended
                                                          September 30,
                                                       1995         1994
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $222,961     $209,844
                                                     --------     --------
Operating expenses
  Operation and maintenance                           105,631      101,429
  Depreciation and amortization                        20,054       18,446
  General taxes                                        19,137       18,382
  State income taxes                                    2,885        2,769
  Federal income taxes                                 17,400       14,290
                                                     --------     --------
                                                      165,107      155,316
                                                     --------     --------
Operating income                                       57,854       54,528
Allowance for other funds used during
  construction                                          3,372        1,454
Other income                                              375          324
                                                     --------     --------
                                                       61,601       56,306
                                                     --------     --------
Income deductions
  Interest                                             29,715       27,809
  Allowance for borrowed funds used
    during construction                                (2,557)      (1,175)
  Amortization of debt expense                            310          319
  Preferred dividends of subsidiaries                     923          948
  Other deductions                                        611          590
                                                     --------     --------
                                                       29,002       28,491
                                                     --------     --------

Net income                                             32,599       27,815
Dividends on preferred stocks                             996          995
                                                     --------     --------
Net income to common stock                           $ 31,603     $ 26,820
                                                     ========     ========
Average shares of common stock outstanding             33,459       32,118
Earnings per common share on average shares
  outstanding                                        $   0.94     $   0.84
                                                     ========     ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $636,817     $592,784
Add - net income                                       32,599       27,815
                                                     --------     --------
                                                      669,416      620,599
                                                     --------     --------

                               Page 3                            FORM 10-Q

                                                       Three Months Ended
                                                         September 30,
                                                       1995         1994
                                                     --------     --------
Deduct - dividends
  Preferred stock                                    $    882     $    881
  Preference stock                                        114          114
  Common stock - $.32 per share in 1995;
                 $.27 per share in 1994                10,689        8,648
                                                     --------     --------
                                                       11,685        9,643
                                                     --------     --------
Balance at end of period                             $657,731     $610,956
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

                                                       Nine Months Ended
                                                         September 30,
                                                        1995        1994
                                                      --------    --------
CONSOLIDATED INCOME
Operating revenues                                    $604,467    $582,639
                                                      --------    --------
Operating expenses
  Operation and maintenance                            298,186     294,840
  Depreciation and amortization                         58,990      54,117
  General taxes                                         57,351      55,165
  State income taxes                                     6,584       5,979
  Federal income taxes                                  39,288      32,495
                                                      --------    --------
                                                       460,399     442,596
                                                      --------    --------

Operating income                                       144,068     140,043
Allowance for other funds used during
  construction                                           8,144       3,926
Gain from eminent domain litigation                      6,600           0
Other income                                               890       1,423
                                                      --------    --------
                                                       159,702     145,392
                                                      --------    --------

Income deductions
  Interest                                              87,632      82,029
  Allowance for borrowed funds used
    during construction                                 (6,836)     (2,949)
  Amortization of debt expense                             951         920
  Preferred dividends of subsidiaries                    2,783       2,874
  Other deductions                                       1,601       1,544
                                                      --------    --------
                                                        86,131      84,418
                                                      --------    --------

Net income                                              73,571      60,974
Dividends on preferred stocks                            2,988       2,987
                                                      --------    --------
Net income to common stock                            $ 70,583    $ 57,987
                                                      ========    ========

Average shares of common stock outstanding              33,118      31,715
Earnings per common share on average shares
  outstanding                                         $   2.13    $   1.83
                                                      ========    ========
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                        $618,875    $578,593
Add - net income                                        73,571      60,974
                                                      --------    --------
                                                       692,446     639,567
                                                      --------    --------


                               Page 5                            FORM 10-Q

                                                       Nine Months Ended
                                                         September 30,
                                                        1995        1994
                                                      --------    --------
Deduct - dividends
  Preferred stock                                     $  2,646    $  2,645
  Preference stock                                         342         342
  Common stock - $.96 per share in 1995;
                 $.81 per share in 1994                 31,727      25,624
                                                      --------    --------
                                                        34,715      28,611
                                                      --------    --------
Balance at end of period                              $657,731    $610,956
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









































                                Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                              September 30    December 31
                                                  1995            1994
                                               ----------      ----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                   $2,794,088      $2,645,079
  Utility plant acquisition adjustments            36,090          39,212
  Other utility plant adjustments                     159             196
  Non-utility property, net of accumulated
    depreciation                                   20,786          18,951
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,832          22,681
                                               ----------      ----------
                                                2,873,955       2,726,119
                                               ----------      ----------

Current assets
  Cash and cash equivalents                        25,326          30,091
  Temporary investments - at cost plus
    accrued interest                                  717           1,448
  Customer accounts receivable                     68,031          50,375
  Allowance for uncollectible accounts             (1,187)           (999)
  Unbilled revenues                                59,975          57,687
  Miscellaneous receivables                         6,133           5,342
  Materials and supplies                           10,382           9,846
  Deferred vacation pay                             9,934           9,256
  Other                                             8,101           7,531
                                               ----------      ----------
                                                  187,412         170,577
                                               ----------      ----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     204,176         202,967
  Funds restricted for construction                22,806          26,213
  Deferred pension expense                         16,666          17,931
  Debt and preferred stock expense                 20,546          18,882
  Deferred postretirement benefit expense           9,555           8,545
  Tank painting costs                               8,497           8,997
  Other                                            30,759          26,423
                                               ----------      ----------
                                                  313,005         309,958
                                               ----------      ----------
                                               $3,374,372      $3,206,654
                                               ==========      ==========








                                Page 7                           FORM 10-Q

     AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------
                  Consolidated Balance Sheet (Unaudited)
                            (In thousands)

                                              September 30    December 31
                                                  1995            1994
                                               ----------      ----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   41,998      $   40,824
  Paid-in capital                                 102,637          76,003
  Retained earnings                               657,731         618,875
  Unearned compensation                            (2,370)         (2,262)
                                               ----------      ----------
    Common stockholders' equity                   799,996         733,440

  Preferred stocks with mandatory redemption
    requirements                                   40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                        11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements              42,627          43,737
  Preferred stocks of subsidiaries without
    mandatory redemption requirements               6,288           6,288

  Long-term debt
    American Water Works Company, Inc.            131,000         131,000
    Subsidiaries                                1,238,555       1,177,043
                                               ----------      ----------
                                                2,270,139       2,143,181
                                               ----------      ----------
Current liabilities
  Bank debt                                       103,988          82,425
  Current portion of long-term debt                69,315          73,929
  Accounts payable                                 32,115          43,629
  Taxes accrued, including federal income          23,674          13,352
  Interest accrued                                 32,451          26,296
  Accrued vacation pay                             10,309           9,575
  Other                                            28,161          27,587
                                               ----------      ----------
                                                  300,013         276,793
                                               ----------      ----------















                                Page 8                           FORM 10-Q

                                              September 30    December 31
                                                  1995            1994
                                               ----------      ----------
Regulatory and other long-term liabilities
  Advances for construction                    $  133,047       $ 130,617
  Deferred taxes                                  343,159         331,889
  Regulatory liability - income taxes
    refundable through rates                       41,656          42,946
  Deferred investment tax credits                  38,769          39,702
  Accrued pension expense                          27,564          29,121
  Accrued postretirement benefit expense            9,100           9,100
  Other                                            10,078           4,902
                                               ----------      ----------
                                                  603,373         588,277
                                               ----------      ----------
Contributions in aid of construction              200,847         198,403
                                               ----------      ----------
Commitments and contingencies                           0               0
                                               ----------      ----------
                                               $3,374,372      $3,206,654
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
                           (In thousands)

                                                      Nine Months Ended
                                                        September 30,
                                                       1995       1994
                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 73,571   $ 60,974
  Adjustments
    Depreciation and amortization                      58,990     54,117
    Provision for deferred income taxes                10,929     10,752
    Provision for losses on accounts receivable         3,121      2,800
    Allowance for other funds used during
      construction                                     (8,144)    (3,926)
    Employee benefit expenses less than funding        (3,169)    (1,437)
    Common stock contributions to employee
      benefit plans                                     2,481      1,784
    Deferred tank painting costs                         (672)    (1,270)
    Deferred rate case expense                         (1,955)    (1,521)
    Amortization of deferred charges                    5,495      5,924
    Other, net                                           (927)     3,060
    Changes in assets and liabilities
      Accounts receivable                             (21,380)    (8,942)
      Unbilled revenues                                (2,288)    (6,746)
      Other current assets                             (1,106)    (4,248)
      Accounts payable                                (11,514)    (7,047)
      Taxes accrued, including federal income          10,322      7,303
      Interest accrued                                  6,155      6,141
      Other current liabilities                           574      4,184
                                                     --------   --------
  Net cash from operating activities                  120,483    121,902
                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                          (223,616)  (169,167)
  Allowance for other funds used during
    construction                                        8,144      3,926
  Water system acquisitions                            (4,676)    (4,457)
  Proceeds from the disposition of property,
    plant and equipment                                15,938      1,457
  Removal costs from property, plant and
    equipment retirements                              (3,581)    (3,306)
  Funds restricted for construction activity            3,407      5,031
  Temporary investments                                   731       (498)
                                                     --------   --------
  Net cash used in investing activities              (203,653)  (167,014)
                                                     --------   --------









                               Page 10                           FORM 10-Q

                                                      Nine Months Ended
                                                         September 30,
                                                       1995       1994
                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                       $ 92,794   $ 96,400
  Proceeds from common stock                           24,422     27,044
  Net borrowings (repayments)
    under line-of-credit agreements                    21,563    (73,567)
  Advances and contributions for construction,
    net of refunds                                     12,852     15,810
  Debt issuance costs                                  (1,505)    (1,566)
  Repayment of long-term debt                         (35,896)    (3,481)
  Redemption of preferred stocks                       (1,110)    (2,439)
  Dividends paid                                      (34,715)   (28,611)
                                                     --------   --------
Net cash from financing activities                     78,405     29,590
                                                     --------   --------

Net decrease in cash and
  cash equivalents                                     (4,765)   (15,522)
Cash and cash equivalents at beginning
  of period                                            30,091     52,979
                                                     --------   --------

Cash and cash equivalents at end of period           $ 25,326   $ 37,457
                                                     ========   ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 83,399   $ 76,940
                                                     ========   ========
  Income taxes                                       $ 25,179   $ 24,032
                                                     ========   ========


Common stock issued in lieu of cash in connection with the Savings Plan for Employees and the Employees Stock Ownership Plan totaled $2,481 in 1995 and
$1,784 in 1994.


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

                                                  September 30 December 31
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 100,000,000 shares
  Outstanding - 33,598,674 shares at
                September 30, 1995;
                32,659,187 at December 31, 1994      $ 41,998    $ 40,824
Paid-in capital                                       102,637      76,003
Retained earnings                                     657,731     618,875
Unearned compensation                                  (2,370)     (2,262)
                                                     --------    --------
                                                     $799,996    $733,440
                                                     ========    ========

During the first nine months of 1995, 784,196 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 77,365 shares of common stock were issued in connection with the Employees' Stock Ownership Plan, and 77,926 shares were issued in connection with the Savings Plan for Employees. At September 30, 1995, 30,461,581 common shares were reserved for issuance in connection with the Stockholder Rights Plan, 4,591,447 common shares were reserved for issuance in connection with the Dividend Reinvestment and Stock Purchase Plan, 534,849 shares were reserved for issuance in connection with the Employees' Stock Ownership Plan, 311,611 common shares were reserved for issuance in connection with the Savings Plan for Employees and 350,000 common shares were reserved for the Long-Term Performance-Based Incentive Plan.


                               Page 12                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
                          September 30, 1995


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

NOTE 2 -- Acquisitions
In late April of 1995, the Company announced that its subsidiary, Pennsylvania-American Water Company (PAWC), had agreed to purchase the water utility operations of Pennsylvania Gas and Water Company(PG&W), a subsidiary of Pennsylvania Enterprises, Inc.(PEI), for approximately $409 million. At a meeting on October 11, the stockholders of PEI and PG&W approved this transaction. The acquisition is still contingent on, among other things, the approval of the Pennsylvania Public Utility Commission and certain debt holders of PEI and PG&W. The acquisition will serve a population of approximately 400,000 people in 62 communities in northeastern Pennsylvania.

On November 7, 1995 voters in Howell Township, New Jersey approved a referendum providing for the sale of the community's water system to the Company's subsidiary, New Jersey-American Water Company (NJAWC), for $35.1 million. The system is located between the Shrewsbury and Lakewood operating centers of NJAWC and will connect these two service territories.

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

NOTE 4 -- Ohio Suburban Disposition
On September 29, 1995, the sale, under the threat of condemnation, of the Company's subsidiary, Ohio Suburban Water Company (OSWC), was effected.
The sale price, based on the July 31, 1995 Balance Sheet was $14.4 million. Approximately $4.5 million of the proceeds from the sale was used to extinguish the debt associated with the subsidiary. In October 1995, an additional $5 million of debt will be retired. A post-closing adjustment, based on the September 30, 1995 Balance Sheet, will occur on or about November 28, 1995. For purposes of this transaction, OSWC owned the assets of the Company through September 28, 1995, and the City of Huber Heights, Ohio owned them thereafter. There was no material gain or loss from this sale of assets.





                               Page 13                          FORM 10-Q

                  PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the first nine months and the third quarter of 1995 were higher than for the same periods of 1994 by 4% and 6%, respectively. The increase in the first nine months is the result of rate increases authorized for certain subsidiaries. Increased customer water usage reflecting the hot, dry weather experienced throughout much of the eastern half of the country, in addition to authorized rate increases for certain subsidiaries, accounted for the third quarter increase.

During the first ten months of 1995, eight operating subsidiaries received rate orders which are expected to provide approximately $11.3 million in additional annual revenues. Nine subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $82.7 million in additional annual revenues.

Water sales in the first nine months of 1995 were equal to the same period in 1994 at approximately 178 billion gallons. The sales volume during the third quarter increased 4% to 71.2 billion gallons from 68.4 billion gallons in 1994. Residential, commercial, industrial, and other customers accounted for 63%, 20%, 1%, and 16%, respectively, of the 4% increase in the third quarter.

Operating expenses for the first nine months and the third quarter of 1995 increased by 4% and 6%, respectively, over the same periods last year.
The increase in the first nine months of 1995 operating expenses can be attributed to higher general tax, income tax, and depreciation expenses as the result of increased utility plant in service and higher earnings. The third quarter increase in operating expenses resulted from higher general tax, income tax, and depreciation expenses in addition to the costs to purchase, pump and treat the quality water needed to meet the demand of the 1995 third quarter customer usage increase.

Income deductions, primarily interest, were 2% higher for the first nine months and 2% higher for the third quarter when compared to 1994. This increase for the first nine months and the third quarter can be attributed primarily to an increase in debt to fund plant additions.

Net income to common stock for the first nine months of 1995 was $70.6 million compared with $58 million for the first nine months of 1994. A one-time after-tax gain of $3.9 million was recorded in the second quarter of 1995 reflecting proceeds of $6.6 million from the conclusion of litigation relating to the condemnation of water system assets in Grafton, Massachusetts. Without this one-time gain, net income to common stock for the first nine months of 1995 was $66.7 million. Net income to common stock was $31.6 million for the third quarter of 1995 compared with $26.9 million for the same period in 1994.






                               Page 14                            FORM 10-Q

Capital Resources and Liquidity
--------------------------------
All shares of common stock issued during 1995 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, and the Savings Plan for Employees.

During the balance of 1995, the Company plans to continue issuing common stock through its Dividend Reinvestment and Stock Purchase Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

Eight operating subsidiaries issued $92.8 million of long-term debt during the first nine months of 1995. In addition, the Company invested $67.2 million in the common stock of seven subsidiaries. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1995, with the proceeds used to repay bank loans and to fund construction projects.

In late April of 1995, the Company announced that its subsidiary, Pennsylvania-American Water Company (PAWC), had agreed to purchase the water utility operations of Pennsylvania Gas and Water Company(PG&W), a subsidiary of Pennsylvania Enterprises, Inc.(PEI), for approximately $409 million. At a meeting on October 11, the stockholders of PEI and PG&W approved this transaction. The acquisition is still contingent on, among other things, the approval of the Pennsylvania Public Utility Commission and certain debt holders of PEI and PG&W. The acquisition will serve a population of approximately 400,000 people in 62 communities in northeastern Pennsylvania.

Pennsylvania-American Water Company will fund the acquisition of the water utility operations of Pennsylvania Gas and Water Company, if approved, through short-term debt. The short-term debt will be refunded through the issuance of long-term debt and the sale of common stock to the Company.

In July of 1995, the Orange County Local Agency Formation Commission decided not to approve a $300 million proposal from California-American Water Company, a subsidiary, to acquire the water and wastewater systems of the Santa Margarita Water District ("the District") in Orange County, California. This proposal, made in conjunction with a petition by customers of the District, was filed in May 1994.

On September 29, 1995, the sale, under the threat of condemnation, of the Company's subsidiary, Ohio Suburban Water Company (OSWC), was effected.
The sale price, based on the July 31, 1995 Balance Sheet was $14.4 million. Approximately $4.5 million of the proceeds from the sale was used to extinguish the debt associated with the subsidiary. In October 1995, an additional $5 million of debt will be retired. A post-closing adjustment, based on the September 30, 1995 Balance Sheet, will occur on or about November 28, 1995. For purposes of this transaction, OSWC owned the assets of the Company through September 28, 1995, and the City of Huber Heights, Ohio owned them thereafter. There was no material gain or loss from this sale of assets.




                               Page 15                            FORM 10-Q

On November 7, 1995 voters in Howell Township, New Jersey approved a referendum providing for the sale of the community's water system to the Company's subsidiary, New Jersey-American Water Company (NJAWC), for
$35.1 million. The system is located between the Shrewsbury and Lakewood operating centers of NJAWC and will connect these two service territories.

The Company will continue to seek other opportunities, large and small, to acquire public water systems where we believe our ownership and operations will cause more effective and efficient water service to be provided.



















































                               Page 16                           FORM 10-Q

                    PART II - OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K
              -----------------------------------------


A.  Exhibits
    --------

    Exhibit number (27), Financial Data Schedule, is filed herewith.

B.  Reports on Form 8-K
    -------------------

    No report on Form 8-K was filed by the registrant during the quarter ended September 30, 1995.











































                               Page 17                           FORM 10-Q





SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN WATER WORKS COMPANY, INC.



Date November 8, 1995              \s\ George W. Johnstone
     ----------------              --------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date November 8, 1995              \s\ Robert D. Sievers
     ----------------              --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)