Form 10-K405
period 1995-12-31
AMERICAN WATER WORKS CO INC
filed 1996-03-25
CIK 318819

EXHIBIT INDEX ON PAGES 14-16

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

      For the fiscal year ended December 31, 1995

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from ________ to ________

                      Commission File Number 1-3437-2

                      AMERICAN WATER WORKS COMPANY, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                               51-0063696
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

1025 Laurel Oak Road, Voorhees, New Jersey                  08043
------------------------------------------               ----------
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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 8, 1996 was $886,322,858.

     As of March 4, 1996, there were a total of 34,260,095 shares of Common Stock, $1.25 par value per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained and incorporated by reference herein contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include, but are not limited to, the unpredictability of weather, rate regulations and timing of rate cases, and changes to existing and proposed environmental regulations. See "Management's Discussion and Analysis" beginning on page 23 of the Company's Annual Report to Shareholders incorporated herein by reference.

     (1) The following pages and section in Registrant's Annual Report to Stockholders for 1995 are incorporated by reference into Part I, Item 1 and
Part II of this Form 10-K: pages 22 through 33, pages 35 through 53, and the section entitled "Range of Market Prices" on page 57.

     (2) The following pages and section in Registrant's definitive Proxy Statement relating to Registrant's Annual Meeting of Stockholders on May 2, 1996 are incorporated by reference into Part III of this Form 10-K: Page 2 (beginning with the fourth full paragraph thereon) through the second paragraph on page 10 and the section entitled "Director Remuneration" on page 14, with the exception of the second through the fourth paragraphs on page 4 and the first three paragraphs on page 5.

       1 of 78
                                   PART I

Item 1.    Business

     The "Description of the Business" is set forth on page 23 of the Annual Report to Stockholders for 1995, filed as Exhibit 13 to this Report on Form 10-K; and such description is hereby specifically incorporated herein by reference thereto. The information provided in that section is supplemented by the following details:

     The water supplies of the operating subsidiaries consist of surface supplies, wells, and in a limited number of cases, water purchased under contract. Such supplies are considered adequate to meet present requirements. In general, all surface supplies are filtered and substantially all of the water is treated with chlorine, and, in some cases, special treatment is provided to correct specific conditions of the water.

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

     Some of the expenditures for construction by operating subsidiaries have included facilities to comply with federal and state water quality and safety standards. The nature of some of the construction is described in the section entitled "System Growth and Development," located on pages 24 through 27 of the Annual Report to Stockholders for 1995, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

     The number of persons employed by the Registrant and subsidiary companies totaled 3,777 at December 31, 1995.

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

      Name           Age         Office Held              Office Held Since

George W. Johnstone   57   President & Chief Executive
                             Officer                      January 2, 1992
J. James Barr         54   Vice President & Treasurer     January 20, 1984
Edward W. Limbach     57   Vice President                 May 3, 1990
Gerald C. Smith       61   Vice President                 May 2, 1991
W. Timothy Pohl       41   General Counsel & Secretary    January 16, 1988
Robert D. Sievers     42   Comptroller                    February 14, 1992

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

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

     The information required under this item is contained in the section entitled "Range of Market Prices," located on page 57 of the Annual Report to Stockholders for 1995, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 6.    Selected Financial Data

     The information required under this item is contained in the section entitled "Consolidated Summary of Selected Financial Data," located on page 22 of the Annual Report to Stockholders for 1995, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is contained in the section entitled "Management's Discussion and Analysis," located on pages 23 through 33 of the Annual Report to Stockholders for 1995, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 8.    Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of Price Waterhouse LLP dated January 30, 1996, except as to Note 13, which is as of February 16, 1996, appearing on pages 35 through 53 of the 1995 Annual Report to Stockholders, filed as Exhibit 13 to this Report on Form 10-K, are hereby specifically incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required under this item with respect to the Directors of the Registrant appears in the fourth full paragraph on page 2 through the first full paragraph on page 4 and in the section entitled "Compliance with Section 16(a) of the Securities Exchange Act of 1934, As Amended" which is located on page 7 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 2, 1996, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "1934 Act"); such information is hereby specifically incorporated herein by reference thereto.

     The information required under this item with respect to the Executive Officers of the Registrant is set forth in Item 1A of Part I above pursuant to paragraph (3) of General Instruction G to Form 10-K.

Item 11.   Executive Compensation

     The information required under this item is contained in the sections entitled "Management Remuneration," "Pension Plan," "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation," "Performance Graph" and "Director Remuneration" which are located on pages 8 through 14 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 2, 1996, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto, except for the "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation" and "Performance Graph" which are not so incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is contained in the section entitled "Stock Ownership Information" which is located on pages 5 through 7 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 2, 1996, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

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


DATE:  March 7, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                       Title                    Date

Principal Executive Officer:



  George W. Johnstone             President and              March 7, 1996
                                  Chief Executive Officer


Principal Financial Officer:



      J. James Barr               Vice President and         March 7, 1996
                                  Treasurer


Principal Accounting Officer:



      Robert D. Sievers           Comptroller                March 7, 1996

                           SIGNATURES (Cont'd.)

Directors:


        William O. Albertini                                 March 7, 1996


        William R. Cobb                                      March 7, 1996


        Elizabeth H. Gemmill                                 March 7, 1996


        Henry G. Hager                                       March 7, 1996


        Nelson G. Harris                                     March 7, 1996


        George W. Johnstone                                  March 7, 1996


        Marilyn W. Lewis                                     March 7, 1996


        Nancy W. Wainwright                                  March 7, 1996


        Paul W. Ware                                         March 7, 1996


        Ross A. Webber                                       March 7, 1996

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549





                                 FORM 10-K







                               ANNUAL REPORT

                       YEAR ENDED DECEMBER 31, 1995




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


                      INDEX TO FINANCIAL STATEMENTS



The following documents are filed as part of this report:

                                                              Page(s) in
(1)  FINANCIAL STATEMENTS                                    Annual Report*

     Report of Independent Accountants . . . . . . . . . . . . . . 35

     Consolidated Balance Sheet of American Water Works
     Company, Inc. and Subsidiary Companies at December 31,
     1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . .36 and 37

     Consolidated Statement of Income and Retained
     Earnings of American Water Works Company, Inc.
     and Subsidiary Companies for each of the three
     years in the period ended December 31, 1995 . . . . . . . . . 38

     Consolidated Statement of Cash Flows of American
     Water Works Company, Inc. and Subsidiary Companies
     for each of the three years in the period ended
     December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . 39

     Consolidated Statement of Capitalization of American
     Water Works Company, Inc. and Subsidiary Companies
     at December 31, 1995 and 1994 . . . . . . . . . . . . . . .40 and 41

     Consolidated Statement of Common Stockholders' Equity
     of American Water Works Company, Inc. and Subsidiary
     Companies for each of the three years in the period
     ended December 31, 1995 . . . . . . . . . . . . . . . . . . . 42

     Balance Sheet of American Water Works Company, Inc.
     at December 31, 1995 and 1994 . . . . . . . . . . . . . . . . 43

     Statements of Income and Retained Earnings of
     American Water Works Company, Inc. for each of the
     three years in the period ended December 31, 1995 . . . . . . 44

     Statement of Cash Flows of American Water Works
     Company, Inc. for each of the three years in the
     period ended December 31, 1995. . . . . . . . . . . . . . . . 45

     Notes to Financial Statements . . . . . . . . . . . . . .46 through 53

*Incorporated by reference from the indicated pages of the 1995 Annual Report to Stockholders, which is Exhibit 13 to this Report on Form 10-K.

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

                   Report of Independent Accountants on
                       Financial Statement Schedule


To the Board of Directors of
American Water Works Company, Inc.


Our audits of the consolidated financial statements referred to in our report dated January 30, 1996, except as to Note 13, which is as of February 16, 1996, appearing on page 35 of the 1995 Annual Report to Stockholders of American Water Works Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania  19103
January 30, 1996, except as to Note 13, which is as of February 16, 1996

                    Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Number 33-59059), on Form S-8 (Number 33-62438), and on Form S-8 (Number 33-52923) of
American Water Works Company, Inc. of our report dated January 30, 1996, except as to Note 13, which is as of February 16, 1996, appearing on page
35 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 11 of this Form 10-K.



PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania  19103
March 21, 1996

                                            FINANCIAL STATEMENT SCHEDULE II



        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

             SCHEDULE II - Valuation and Qualifying Accounts

                   Allowance for Uncollectible Accounts

                          Years Ended December 31
                              (In thousands)



         Balance        Additions Charged to                        Balance
        Beginning    -------------------------                      End of
Year     of Year     Expense (A)     Other (B)    Deductions (C)      Year
----    ---------    -----------     ---------    --------------    -------

1995    $     999        $ 4 288        $                $ 4 257    $ 1 030

1994        1 107          3 762                           3 870        999

1993          925          3 377           102             3 297      1 107






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

   4            Instruments Defining the Rights of Security Holders,
                Including Indentures

                   (a) Indenture dated as of November 1, 1977 between the
                Registrant and The Fidelity Bank (name later changed to First Union National Bank), Trustee, is incorporated herein by reference to Exhibit E to Form 10-K report of the Registrant for 1977.

                   (b) First Supplemental Indenture dated as of December 1,
                1989 between the Registrant and Fidelity Bank, National Association (name later changed to First Union National
                Bank), as Trustee, is incorporated herein by reference to
                Exhibit 4(i) to Form 10-K report of the Registrant for 1989.

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                         Description

   4 (cont'd.)     (c) Second Supplemental Indenture dated as of
                February 1, 1993 between the Registrant and Fidelity Bank, National Association (name later changed to First Union National Bank), as Trustee, is incorporated herein by reference to Exhibit 4(c) to Form 10-K report of the Registrant for 1992.

                   (d) Flip-Over Rights Agreement dated as of March 2, 1989
                between the Registrant and Bank of Delaware (name later changed to PNC Bank), as Rights Agent, is incorporated herein by reference to Exhibit 1 to Form 8-A Registration Statement of the Registrant, No. 1-3437-2.

                   (e) Flip-In Rights Agreement dated as of March 2, 1989
                between the Registrant and Bank of Delaware (name later changed to PNC Bank), as Rights Agent, is incorporated herein by reference to Exhibit 1 to Form 8-A Registration Statement of the Registrant, No. 1-3437-2.

  10            Material Contracts

                   (a) Employees' Stock Ownership Plan of the Registrant
                and Its Designated Subsidiaries, as Amended and Restated Effective January 1, 1989, is incorporated herein by reference to Exhibit 10(a) to Form 10-K report of the Registrant for 1994.

                   (b) Amendment No. 1 to Employees' Stock Ownership Plan
                of the Registrant is filed herewith.

                   (c) Supplemental Executive Retirement Plan of the
                Registrant, effective as of January 1, 1985, is incorporated herein by reference to Exhibit 19(c) to Form 10-K report of the Registrant for 1985.

                   (d) Amendment No. 1 to Supplemental Executive Retirement
                Plan of the Registrant is incorporated herein by reference to Exhibit 10(e) to Form 10-K report of the Registrant for 1989.

                   (e) Amendment No. 2 to Supplemental Executive Retirement
                Plan of the Registrant is incorporated herein by reference to Exhibit 10(g) to Form 10-K report of the Registrant for 1990.

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                         Description

  10 (cont'd.)     (f) Amendment No. 3 to Supplemental Executive Retirement
                Plan of the Registrant is filed herewith.

                   (g) Supplemental Retirement Plan of the Registrant,
                effective as of April 1, 1989, is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of the Registrant for 1989.

                   (h) Amendment No. 1 to Supplemental Retirement Plan of
                the Registrant is filed herewith.

                   (i) Long-Term Performance-Based Incentive Plan of the
                Registrant, effective as of January 1, 1993, is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of the Registrant for 1994.

                   (j) Annual Incentive Plan of the Registrant, effective
                as of January 1, 1996, is filed herewith.

                   (k) Deferred Compensation Plan of the Registrant,
                effective as of January 1, 1996, is filed herewith.

  13            Annual Report to Security Holders

                   The Registrant's Annual Report to Stockholders for 1995
                is filed as exhibit hereto solely to the extent portions thereof are specifically incorporated herein by reference.

  21            Subsidiaries of the Registrant

                   Subsidiaries of the Registrant as of December 31, 1995.

  23            Consents of Experts and Counsel

                   See "Consent of Independent Accountants" on page 12 of
                this Form 10-K report.

  27            Financial Data Schedule

                   Financial Data Schedule for the fiscal year ended
                December 31, 1995.