Form 10-Q
period 1996-03-31
AMERICAN WATER WORKS CO INC
filed 1996-05-14
CIK 318819

FORM 10-Q                      Page 1 of 16

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              March 31, 1996
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At May 7, 1996, the number of shares of common stock, $1.25 par value, outstanding was 34,534,832 shares.






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

                                                       Three Months Ended
                                                            March 31,
                                                       1996        1995
                                                     --------    --------
CONSOLIDATED INCOME
Operating revenues                                   $198,189    $180,844
                                                     --------    --------
Operating expenses
  Operation and maintenance                           100,644      94,174
  Depreciation and amortization                        21,542      19,370
  General taxes                                        20,578      19,290
                                                     --------    --------
                                                      142,764     132,834
                                                     --------    --------

Operating income                                       55,425      48,010
Allowance for other funds used during
  construction                                          3,637       2,118
Other income                                              283         337
                                                     --------    --------
                                                       59,345      50,465
                                                     --------    --------
Income deductions
  Interest                                             32,698      28,678
  Allowance for borrowed funds used
    during construction                                (2,628)     (1,845)
  Amortization of debt expense                            341         320
  Preferred dividends of subsidiaries                     912         934
  Other deductions                                        345         411
                                                     --------    --------
                                                       31,668      28,498
                                                     --------    --------
Income before income taxes                             27,677      21,967
Provision for income taxes                             10,646       8,420
                                                     --------    --------
Net income                                             17,031      13,547
Dividends on preferred stocks                             996         996
                                                     --------    --------
Net income to common stock                           $ 16,035    $ 12,551
                                                     ========    ========
Average shares of common stock outstanding             34,153      32,794

Earnings per common share on average shares
  outstanding                                        $  0.47     $   0.38
                                                     ========    ========





                               Page 3                            FORM 10-Q

                                                       Three Months Ended
                                                            March 31,
                                                       1996         1995
                                                     --------    --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $664,452    $618,875
Add - net income                                       17,031      13,547
                                                     --------    --------
                                                      681,483     632,422
                                                     --------    --------
Deduct - dividends
  Preferred stock                                         882         882
  Preference stock                                        114         114
  Common stock - $.35 per share in 1996;
                 $.32 per share in 1995                11,902      10,471
                                                     --------    --------
                                                       12,898      11,467
                                                     --------    --------
Balance at end of period                             $668,585    $620,955
                                                     ========    ========

The accompanying notes are an integral part of these financial statements.



































                                 Page 4                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                             (In thousands)

                                                March 31      December 31
                                                  1996            1995
                                               ----------      ----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                   $3,256,645      $2,884,681
  Utility plant acquisition adjustments            55,998          34,974
  Other utility plant adjustments                     134             147
  Non-utility property, net of accumulated
    depreciation                                   22,676          20,144
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,654          22,638
                                               ----------      ----------
                                                3,358,107       2,962,584
                                               ----------      ----------

Current assets
  Cash and cash equivalents                        30,559          23,204
  Temporary investments - at cost plus
     accrued interest                                 248             513
  Customer accounts receivable                     62,966          61,786
  Allowance for uncollectible accounts             (1,398)         (1,030)
  Unbilled revenues                                55,117          47,790
  Miscellaneous receivables                         5,221           4,571
  Materials and supplies                           11,484           9,599
  Deferred vacation pay                            12,062           9,374
  Other                                             6,682           8,563
                                               ----------      ----------
                                                  182,941         164,370
                                               ----------      ----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     174,271         172,265
  Funds restricted for construction                11,213          13,927
  Debt and preferred stock expense                 25,446          20,753
  Deferred pension expense                         16,004          16,468
  Deferred postretirement benefit expense          11,656          11,418
  Accrued revenue                                  10,652           1,717
  Deferred treatment plant costs                    8,821               0
  Tank painting costs                               8,675           8,901
  Other                                            31,788          30,738
                                               ----------      ----------
                                                  298,526         276,187
                                               ----------      ----------
                                               $3,839,574      $3,403,141
                                               ==========      ==========





                                 Page 5                           FORM 10-Q

     AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------
                  Consolidated Balance Sheet (Unaudited)
                             (In thousands)

                                                March 31      December 31
                                                  1996            1995
                                               ----------      ----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   42,871      $   42,392
  Paid-in capital                                 127,816         114,161
  Retained earnings                               668,585         664,452
  Unearned compensation                            (1,986)         (2,066)
                                               ----------      ----------
    Common stockholders' equity                   837,286         818,939

  Preferred stocks with mandatory redemption
    requirements                                   40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                        11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements              42,159          42,326
  Preferred stocks of subsidiaries without
    mandatory redemption requirements               6,288           6,288

  Long-term debt
    American Water Works Company, Inc.            116,000         116,000
    Subsidiaries                                1,378,172       1,268,649
                                               ----------      ----------
                                                2,431,578       2,303,875
                                               ----------      ----------
Current liabilities
  Bank debt                                       427,533         148,639
  Current portion of long-term debt                65,083          44,321
  Accounts payable                                 20,322          43,300
  Taxes accrued, including federal income          22,955          13,098
  Interest accrued                                 37,900          26,263
  Accrued vacation pay                             12,218           9,512
  Other                                            34,387          35,940
                                               ----------      ----------
                                                  620,398         321,073
                                               ----------      ----------














                                 Page 6                           FORM 10-Q

                                                March 31      December 31
                                                  1996            1995
                                               ----------      ----------
Regulatory and other long-term liabilities
  Advances for construction                    $  129,859      $  131,141
  Deferred income taxes                           362,623         356,608
  Deferred investment tax credits                  38,224          38,515
  Accrued pension expense                          26,091          30 652
  Accrued postretirement benefit expense            9,100           9,100
  Other                                             8,889           3,840
                                               ----------      ----------
                                                  574,786         569,856
                                               ----------      ----------
Contributions in aid of construction              212,812         208,337
                                               ----------      ----------
Commitments and contingencies                           0               0
                                               ----------      ----------
                                               $3,839,574      $3,403,141
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
                            (In thousands)

                                                      Three Months Ended
                                                           March 31,
                                                       1996        1995
                                                     --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 17,031    $ 13,547
  Adjustments
    Depreciation and amortization                      21,542      19,370
    Provision for deferred income taxes                 5,135       4,835
    Provision for losses on accounts receivable         1,023         951
    Allowance for other funds used during
      construction                                     (3,637)     (2,118)
    Employee benefit expenses less
      than funding                                       (560)       (315)
    Common stock contributions to employee
      benefit plans                                       454         353
    Deferred tank painting costs                         (143)        (16)
    Deferred rate case expense                           (516)       (452)
    Amortization of deferred charges                    2,481       1,893
    Other, net                                          1,029       1,412
    Changes in assets and liabilities,
      net of effects from acquisition
     Accounts receivable                                3,568       5,159
     Unbilled revenues                                 (2,700)       (189)
     Other current assets                               1,431         604
     Accounts payable                                 (22,978)    (14,233)
     Taxes accrued, including federal income            9,857       7,095
     Interest accrued                                   9,260       4,889
     Other current liabilities                         (1,553)       (962)
                                                     --------    --------
Net cash from operating activities                     40,724      41,823
                                                     --------    --------CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                           (38,144)    (57,131)
  Allowance for other funds used during
    construction                                        3,637       2,118
  Water system acquisition                           (266,449)        (15)
  Proceeds from the disposition of property,
    plant and equipment                                   500         151
  Removal costs from property, plant and
    equipment retirements                                (552)       (965)
  Funds restricted for construction activity            2,714      21,631
  Temporary investments                                   265         497
                                                     --------    --------
Net cash used in investing activities                (298,029)    (33,714)
                                                     --------    --------







                                Page 8                            FORM 10-Q

                                                      Three Months Ended
                                                          March 31,
                                                       1996        1995
                                                     --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common stock                         $ 13,680    $  5,182
  Net borrowings
    under line-of-credit agreements                   278,894      16,057
  Advances and contributions for construction,
    net of refunds                                        894         531
  Debt and stock issuance costs                        (5,051)       (102)
  Repayment of long-term debt                         (10,692)     (5,162)
  Redemption of preferred stocks                         (167)       (265)
  Dividends paid                                      (12,898)    (11,467)
                                                     --------    --------
Net cash from financing activities                    264,660       4,774
                                                     --------    --------

Net increase in cash and cash
  equivalents                                           7,355      12,883
Cash and cash equivalents at beginning
  of period                                            23,204      30,091
                                                     --------    --------

Cash and cash equivalents at end of period           $ 30,559    $ 42,974
                                                     ========    ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 21,770    $ 24,487
                                                     ========    ========
  Income taxes                                       $  5,758    $  2,273
                                                     ========    ========


Common stock issued in lieu of cash in connection with the Savings Plan for Employees totaled $454 in 1996 and $353 in 1995.

Debt and liabilities assumed in connection with the Acquisition amounted to $140 million and $7 million, respectively.

The accompanying notes are an integral part of these financial statements.

















                                Page 9                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                     March 31  December 31
                                                       1996        1995
                                                     --------    --------
Capital Stock of American Water Works Company, Inc.

Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                  $ 40,000    $ 40,000
                                                     --------    --------
                                                     $ 40,000    $ 40,000
                                                     ========    ========
Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding                 $  2,544    $  2,544

  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129       9,129

  Cumulative preferential stock - $35 par value             0           0
      Authorized - 3,000,000 shares                  --------    --------
                                                     $ 11,673    $ 11,673
                                                     ========    ========

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

  Common stockholders' equity
  Common stock - $1.25 par value
    Authorized - 100,000,000 shares
    Outstanding - 34,296,817 shares at
                  March 31, 1996;
                  33,913,335 at December 31, 1995    $ 42,871    $ 42,392
  Paid-in capital                                     127,816     114,161
  Retained earnings                                   668,585     664,452
  Unearned compensation                                (1,986)     (2,066)
                                                     --------    --------
                                                     $837,286    $818,939
                                                     ========    ========

During the first three months of 1996, 364,073 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan and 19,409 shares were issued in connection with the Savings Plan for Employees. At March 31, 1996, common shares reserved for issuance in connection with the Company's stock plans were 30,461,581 shares for the Stockholder Rights Plan, 3,937,091 shares for the Dividend Reinvestment and Stock Purchase Plan, 534,849 shares for the Employees' Stock Ownership Plan, 267,824 shares for the Savings Plan for Employees and 350,000 shares for the Long-Term Performance-Based Incentive Plan.

                                Page 10                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
                             March 31, 1996


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

NOTE 2 -- Acquisition
On February 16, 1996, Pennsylvania-American Water Company, a subsidiary of American Water Works Company, Inc. (the "Company"), purchased the water utility operations of Pennsylvania Gas & Water Company ("PG&W," now known as PG Energy Inc.) for approximately $414 million (subject to certain adjustments) (the "Acquisition"). The operations acquired generated revenues of $66.3 million in calendar year 1995. The Company is accounting for the Acquisition as a purchase. The purchase price is subject to adjustment based upon the actual value of the net assets of the acquired operations as of the date of consummation of the Acquisition as compared to the estimated value of the net assets as of December 31, 1995. The purchase was funded through short-term borrowings and the assumption of $140 million of long-term debt and $7 million of other liabilities. Included in the Company's net income to common stock of $16 million ($.47 per share) for the first quarter of 1996 was approximately $.6 million ($.02 per share) attributable to the Acquisition.

The pro forma results listed below were prepared as if the Acquisition had occurred on January 1, 1995 and include the historical results of the Company and PG & W. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Acquisition actually taken place on the date indicated, or of future results of operations of the combined entities (dollars in thousands, except per share data):


                                           Three months ended
                                                March 31,
                                           1996          1995
                                         --------      --------

Revenues                                 $205,733      $196,484
Net income                                 16,800        14,361

Earnings per common share                $   0.46      $   0.41












                                Page 11                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
      Notes to Consolidated Financial Statements (Unaudited)(contd.)
                             March 31, 1996


NOTE 3 -- Equity/Private Offering
On April 5, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 3,643,100 shares of its common stock.

Concurrently with and conditioned upon the completion of this offering, certain members of families that are existing large holders of common stock (the "Ware Family Buyers") have agreed to purchase from the Company and the Company has agreed to sell to the Ware Family Buyers 556,900 shares of common stock at the price to public less underwriting discounts and commissions in a private offering.

The Ware Family Buyers include a special purpose company of which Marilyn Ware Lewis is Manager, which was established by three trusts for the benefit of the children of John H. Ware, 3rd and his wife Marian S. Ware and which has agreed to purchase 450,000 of the 556,900 shares to be sold to the Ware Family Buyers. The Ware Family Buyers also include Rhoda C. Ware (through a limited partnership controlled by her) and certain members of her family who have agreed to purchase a total of 106,900 of the 556,900 shares to be sold to the Ware Family Buyers (including 10,000 to be purchased by William R. Cobb).

Marilyn Ware Lewis, the Chairman of the Board of the Company, and Paul W. Ware, a director of the Company, are the daughter and son of John H. Ware, 3rd and Marian S. Ware. Nancy W. Wainwright and William R. Cobb are directors of the Company and the daughter and son-in-law, respectively, of Rhoda C. Ware.

As of March 27, 1996, members of the Ware Family, and charitable foundations set up by such members, beneficially owned approximately 9.2 million (or approximately 27%) of the outstanding shares of common stock.

The net proceeds from the sale of the 3,643,100 shares of common stock offered publicly and the 556,900 shares of common stock to be sold to the Ware Family Buyers are estimated to be $152.6 million ($172.5 million if the Underwriters' over-allotment option is exercised in full), after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

NOTE 4 -- Proposed Stock Split
The Company's Board of Directors plans to authorize a two-for-one common stock split, in conjunction with stockholder's approval of an increase in the number of shares of common stock the Company is authorized to issue. Stockholders of the Company approved the increase in the number of shares of common stock the Company is authorized to issue from 100,000,000 shares to 300,000,000 shares at the Company's Annual Meeting of Stockholders held May 2, 1996. The stock split will be paid in the form of a 100% stock dividend whereby each holder of shares of common stock will receive one additional share of common stock for each share owned. It is anticipated that the record date for the stock dividend will be July 15, 1996. Upon effecting the stock dividend, the Company's dividend will be adjusted accordingly.

                                Page 12                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
     Notes to Consolidated Financial Statements (Unaudited) (contd.)
                             March 31, 1996


NOTE 5 -- Regulatory Decision
On March 13, 1996, the New Jersey Board of Public Utilities approved a $39.5 million per annum rate increase for New Jersey-American Water Company ("New Jersey-American"), including an estimated $13.5 million in annual revenues from potential wholesale customers. The increase reflects the completion of the Tri-County Water Supply Project that takes water from the Delaware River to a new treatment plant and then delivers it throughout the southern New Jersey area by way of a 29 mile pipeline. This regional project was designed partly as a supply source for certain water resellers who have been mandated by the state to reduce their intake from an aquifer that is suffering from declining water levels. The actual revenues that New Jersey-American receives will depend on many factors, including the number of potential wholesale customers that ultimately enter into contracts to use water from the project as their alternative source of supply and the volume of water sold. The applicable New Jersey statute provides for a 45 day appeal period from the date of the order. Rates, however, may be placed in effect, subject to refund, prior to the end of the appeal period. An appeal has been filed with the New Jersey Board of Public Utilities. New Jersey-American is contesting this appeal, and in the opinion of its management, such appeal is not likely to succeed. However, should this appeal be upheld, the result would not have a material adverse effect on the operating results or financial position of New Jersey-American.






























                                 Page 13                          FORM 10-Q

                      PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations
- --------------------------------------------------------------------------

Results of Operations
- ---------------------
Operating revenues for the first quarter of 1996 were 10% higher than for the first quarter of 1995 due to the acquisition of the regulated water operations and certain related assets of PG Energy Inc.(the "Acquisition") (formerly known as Pennsylvania Gas and Water Company) on February 16, 1996, and authorized rate increases and increased sales volume for several subsidiaries. This year's first quarter revenues reflect $8.4 million related to the Acquisition.

During the first four months of 1996, four regulated subsidiaries received rate orders which are expected to provide approximately $46.7 million in additional annual revenues. On March 13, 1996, the New Jersey Board of Public Utilities approved a $39.5 million per annum rate increase for the Company's subsidiary in New Jersey. See Note 5 to the "Notes to Consolidated Financial Statements (Unaudited)" on page 12 for more information on the regulatory decision. Eight subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $26.5 million in additional annual revenues.

The 55 billion gallons of water sold in the first quarter of 1996 were 6% more than the 51.9 billion gallons sold in the first quarter of 1995. Residential, commercial, industrial and other customers accounted for 44%, 19%, 21% and 16%, respectively, of the 6% increase. The Acquisition in the first quarter of 1996 accounted for approximately 1.4 billion gallons of the increase in water sold.

Total operating expenses for the first quarter of 1996 were 7% higher than a year ago. Increases in operation and maintenance expenses were limited by continuing efforts to achieve cost efficiencies. Depreciation expense was higher due to growth in utility plant in service. Higher general tax expense reflects higher property values and increased gross receipts.

Income taxes increased as a result of increased earnings in the first 3 months of 1996 when compared to the first 3 months in 1995.

Net income to common stock was $16 million for the first quarter of 1996 compared with $12.6 million for the same period in 1995. The net income to common stock for the first quarter of 1996 included approximately
$.6 million attributable to the Acquisition.













                               Page 14                            FORM 10-Q


Capital Resources and Liquidity
- --------------------------------
All shares of common stock issued during 1996 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan and the Savings Plan for Employees.

During the balance of 1996, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, the Savings Plan for Employees and the Long-Term Performance-Based Incentive Plan. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries. In addition, the Company intends to publicly and privately offer common stock to finance the larger investment in subsidiaries relating to the Acquisition. The Company also plans to have a two-for-one common stock split in conjunction with the stockholders' approval of an increase in the number of shares authorized to issue from 100 million to 300 million. See "Notes 3 and 4 to the Notes to Consolidated Financial Statements (Unaudited)" on page 11 for additional information relating to the public/private offerings and the stock split.

A subsidiary, Pennsylvania-American Water Company, assumed $140 million of long-term debt in conjunction with the Acquisition. The Acquisition, completed February 16, 1996, for approximately $414 million (subject to certain adjustments), was funded through short-term debt which will be repaid through the issuance of long-term debt and the sale of common stock to the Company. For additional information relating to the Acquisition, see Note 2 to the "Notes to Consolidated Financial Statements (Unaudited)" on page 10.

Two regulated subsidiaries issued $16 million of long-term debt during the first four months of 1996. In addition, the Company invested $6 million in the common stock of a subsidiary. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors, long-term debt to govermental entities and common stock to the Company during the remainder of 1996, with the proceeds used to repay bank loans and fund construction projects.





















                                Page 15                           FORM 10-Q

                       PART II - OTHER INFORMATION

                 Item 6.  Exhibits and Reports on Form 8-K
                 -----------------------------------------


A.  Exhibits
    --------

    Exhibit number (27), Financial Data Schedule, is filed herewith.

B.  Reports on Form 8-K
    -------------------

    A current report on Form 8-K was filed on March 1, 1996, by the Company describing a subsidiary's acquisition (the "Acquisition") of the regulated water operations and certain related assets of PG Energy Inc. (formerly known as Pennsylvania Gas and Water Company)(the "Acquired Business"), as required under Item 2 of Form 8-K.

    Form 8-K/A was filed on April 3, 1996, amending Item 7. Financial Statements, Pro Forma Financial Information and Exhibits to the Current Form 8-K filed on March 1, 1996. The required financial statements were not filed with the Current Report on March 1, 1996, due to the impractibility of filing such information as allowed by Item 7(a)(4) and Item 7(b)(2). Form 8-K/A filed on April 3, 1996, included the unaudited pro forma balance sheet presenting the combined financial position of the Company and the Acquired Business as of December 31, 1995, assuming that the Acquisition had occurred as of December 31, 1995. The unaudited pro forma condensed statement of income was filed giving effect to the Acquisition by combining the results of operations of the Company for the year ended December 31, 1995, with the results of operations of the Acquired Business for the year ended December 31, 1995. In addition, the Report of Independent Public Accountants and the audited financial statements of the Acquired Business were included with the 8-K/A filed on April 3, 1996.

    A current report on Form 8-K was filed by the Company on April 25, 1996, reporting the results of operations for the quarter ended March 31, 1996.



















                               Page 16                            FORM 10-Q





SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date May 10, 1996                  /s/ George W. Johnstone
- ----------------                   -------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date May 10, 1996                  /s/ Robert D. Sievers
- ----------------                   ------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)