Form 10-Q
period 1996-06-30
AMERICAN WATER WORKS CO INC
filed 1996-08-09
CIK 318819

FORM 10-Q                       Page 1 of 20

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              June 30, 1996
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At August 1, 1996, the number of shares of common stock, $1.25 par value, outstanding was 77,857,160 shares, reflecting a two-for-one stock split in the form of a 100% stock dividend, consummated after the close of the period ended June 30, 1996.




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

                                                      Three Months Ended
                                                            June 30,
                                                       1996         1995
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $228,621     $200,662
                                                     --------     --------
Operating expenses
  Operation and maintenance                           108,425       98,381
  Depreciation and amortization                        22,951       19,566
  General taxes                                        20,448       18,924
                                                     --------     --------
                                                      151,824      136,871
                                                     --------     --------
Operating income                                       76,797       63,791
Allowance for other funds used during
  construction                                          1,069        2,654
Gain from eminent domain litigation                         0        6,600
Other income                                              556          178
                                                     --------     --------
                                                       78,422       73,223
                                                     --------     --------
Income deductions
  Interest                                             34,622       29,239
  Allowance for borrowed funds used
    during construction                                (1,041)      (2,434)
  Amortization of debt expense                            376          321
  Preferred dividends of subsidiaries                     909          926
  Other deductions                                        442          579
                                                     --------     --------
                                                       35,308       28,631
                                                     --------     --------
Income before income taxes                             43,114       44,592
Provision for income taxes                             16,609       17,167

Net income                                             26,505       27,425
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 25,509     $ 26,429
                                                     ========     ========
Average shares of common stock outstanding*            73,606       66,266

Earnings per common share on average shares
  outstanding*                                       $   0.35     $   0.40
                                                     ========     ========





                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                            June 30,
                                                       1996         1995
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period*                      $625,714     $579,798
Add - net income                                       26,505       27,425
Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued after the close of the period           5,716          397
                                                     --------     --------
                                                      646,503      606,826
                                                     --------     --------

Deduct - dividends
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock* - $.175 per share in 1996;
                  $.16 per share in 1995               12,087       10,567
                                                     --------     --------
                                                       13,083       11,563
                                                     --------     --------
Balance at end of period*                            $633,420     $595,263
                                                     ========     ========

*Adjusted for a two-for-one stock split, in the form of a 100% stock dividend, consummated after the close of the period.

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

                                                       Six Months Ended
                                                            June 30,
                                                       1996         1995
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $426,810     $381,506
                                                     --------     --------
Operating expenses
  Operation and maintenance                           209,069      192,555
  Depreciation and amortization                        44,493       38,936
  General taxes                                        41,026       38,214
                                                     --------     --------
                                                      294,588      269,705
                                                     --------     --------
Operating income                                      132,222      111,801
Allowance for other funds used during
  construction                                          4,706        4,772
Gain from eminent domain litigation                         0        6,600
Other income                                              839          515
                                                     --------     --------
                                                      137,767      123,688
                                                     --------     --------
Income deductions
  Interest                                             67,320       57,917
  Allowance for borrowed funds used
    during construction                                (3,669)      (4,279)
  Amortization of debt expense                            717          641
  Preferred dividends of subsidiaries                   1,821        1,860
  Other deductions                                        787          990
                                                     --------     --------
                                                       66,976       57,129
                                                     --------     --------
Income before income taxes                             70,791       66,559
Provision for income taxes                             27,255       25,587

Net income                                             43,536       40,972
Dividends on preferred stocks                           1,992        1,992
                                                     --------     --------
Net income to common stock                           $ 41,544     $ 38,980
                                                     ========     ========
Average shares of common stock outstanding*            70,987       65,890

Earnings per common share on average shares
  outstanding*                                       $   0.59     $   0.59
                                                     ========     ========








                               Page 5                            FORM 10-Q


                                                       Six Months Ended
                                                            June 30,
                                                       1996         1995
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period*                      $622,061     $578,051
Add - net income                                       43,536       40,972
Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued after the close of the period           6,196          730
                                                     --------     --------
                                                      659,401      618,293
                                                     --------     --------

Deduct - dividends
  Preferred stock                                       1,764        1,764
  Preference stock                                        228          228
  Common stock* - $.35 per share in 1996;
                  $.32 per share in 1995               23,989       21,038
                                                     --------     --------
                                                       25,981       23,030
                                                     --------     --------
Balance at end of period                             $633,420     $595,263
                                                     ========     ========

*Adjusted for a two-for-one stock split, in the form of a 100% stock dividend, consummated after the close of the period.

The accompanying notes are an integral part of these financial statements.



























                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)
                                                                   **
                                                June 30        December 31
                                                  1996             1995
                                               ----------      -----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                   $3,290,366      $ 2,884,681
  Utility plant acquisition adjustments            55,972           34,974
  Other utility plant adjustments                     121              147
  Non-utility property, net of accumulated
    depreciation                                   24,048           20,144
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,661           22,638
                                               ----------      -----------
                                                3,393,168        2,962,584
                                               ----------      -----------

Current assets
  Cash and cash equivalents                        22,090           23,204
  Temporary investments - at cost plus
    accrued interest                                  510              513
  Customer accounts receivable                     71,289           61,786
  Allowance for uncollectible accounts             (1,167)          (1,030)
  Unbilled revenues                                60,888           47,790
  Miscellaneous receivables                         5,417            4,571
  Materials and supplies                           12,206            9,599
  Deferred vacation pay                            12,912            9,374
  Other                                            12,774            8,563
                                               ----------      -----------
                                                  196,919          164,370
                                               ----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     175,332          172,265
  Funds restricted for construction                 7,528           13,927
  Debt and preferred stock expense                 26,137           20,753
  Deferred pension expense                         15,773           16,468
  Deferred postretirement benefit expense          11,701           11,418
  Accrued revenue                                   9,494            1,717
  Deferred treatment plant costs                    8,678                0
  Tank painting costs                               8,504            8,901
  Other                                            36,712           30,738
                                               ----------      -----------
                                                  299,859          276,187
                                               ----------      -----------
                                               $3,889,946      $ 3,403,141
                                               ==========      ===========






                                 Page 7                          FORM 10-Q

     AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------
                  Consolidated Balance Sheet (Unaudited)
                            (In thousands)

                                                                  **
                                                June 30        December 31
                                                  1996             1995
                                               ----------      -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock*                                $   97,174      $    84,783
  Paid-in capital                                 285,324          114,161
  Retained earnings*                              633,420          622,061
  Unearned compensation                            (2,119)          (2,066)
                                               ----------      -----------
    Common stockholders' equity                 1,013,799          818,939

  Preferred stocks with mandatory redemption
    requirements                                   40,000           40,000
  Preferred stocks without mandatory
    redemption requirements                        11,673           11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements              41,885           42,326
  Preferred stocks of subsidiaries without
    mandatory redemption requirements               6,285            6,288

  Long-term debt
    American Water Works Company, Inc.            116,000          116,000
    Subsidiaries                                1,447,988        1,268,649
                                               ----------      -----------
                                                2,677,630        2,303,875
                                               ----------      -----------
Current liabilities
  Bank debt                                       230,742          148,639
  Current portion of long-term debt                64,788           44,321
  Accounts payable                                 22,690           43,300
  Taxes accrued, including federal income          23,322           13,098
  Interest accrued                                 28,955           26,263
  Accrued vacation pay                             13,068            9,512
  Other                                            35,409           35,940
                                               ----------      -----------
                                                  418,974          321,073
                                               ----------      -----------














                                 Page 8                           FORM 10-Q

                                                                   **
                                                June 30        December 31
                                                  1996             1995
                                               ----------      -----------
Regulatory and other long-term liabilities
  Advances for construction                    $  131,077      $   131,141
  Deferred income taxes                           364,589          356,608
  Deferred investment tax credits                  37,913           38,515
  Accrued pension expense                          25,962           30,652
  Accrued postretirement benefit expense            9,100            9,100
  Other                                             9,989            3,840
                                               ----------      -----------
                                                  578,630          569,856
                                               ----------      -----------
Contributions in aid of construction              214,712          208,337
                                               ----------      -----------
Commitments and contingencies                           0                0
                                               ----------      -----------
                                               $3,889,946      $ 3,403,141
                                               ==========      ===========


*Adjusted for a two-for-one stock split, in the form of a 100% stock dividend, consummated after the close of the period.
**Restated


The accompanying notes are an integral part of these financial statements.






























                                Page 9                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                       Six Months Ended
                                                            June 30,
                                                       1996         1995
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 43,536     $ 40,972
  Adjustments
    Depreciation and amortization                      44,493       38,936
    Provision for deferred income taxes                 6,108        8,977
    Provision for losses on accounts receivable         2,400        2,000
    Allowance for other funds used during
      construction                                     (4,706)      (4,772)
    Employee benefit expenses less
      than funding                                     (1,352)      (1,920)
    Common stock contributions to employee
      benefit plans                                     2,433          717
    Deferred tank painting costs                         (258)        (231)
    Deferred rate case expense                         (1,324)      (1,206)
    Amortization of deferred charges                    4,763        3,710
    Other, net                                         (2,209)         582
    Changes in assets and liabilities,
      net of effects from acquisition
     Accounts receivable                               (6,559)      (9,586)
     Unbilled revenues                                 (8,471)     (10,153)
     Other current assets                              (5,383)      (2,534)
     Accounts payable                                 (20,610)      (2,137)
     Taxes accrued, including federal income           10,224        5,518
     Interest accrued                                     315          246
     Other current liabilities                           (531)      (2,561)
                                                     --------     --------
  Net cash from operating activities                   62,869       66,558
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                           (99,028)    (136,517)
  Allowance for other funds used during
    construction                                        4,706        4,772
  Water system acquisition, net of acquired cash     (267,250)      (4,215)
  Proceeds from the disposition of property,
    plant and equipment                                   531        1,166
  Removal costs from property, plant and
    equipment retirements                              (1,757)      (2,122)
  Funds restricted for construction activity            6,683       26,213
  Temporary investments                                     3          906
                                                     --------     --------
  Net cash used in investing activities              (356,112)    (109,797)
                                                     --------     --------








                                Page 10                          FORM 10-Q

                                                       Six Months Ended
                                                           June 30,
                                                       1996         1995
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                       $ 71,000     $ 13,500
  Proceeds from common stock                          174,213       13,835
  Net borrowings (repayments)
    under line-of-credit agreements                    82,103       32,747
  Advances and contributions for construction,
    net of refunds                                      3,862        4,053
  Debt and stock issuance costs                          (453)        (937)
  Repayment of long-term debt                         (12,171)     (12,233)
  Redemption of preferred stocks                         (444)        (561)
  Dividends paid                                      (25,981)     (23,030)
                                                     --------     --------
Net cash from financing activities                    292,129       27,374
                                                     --------     --------

Net decrease in cash and
  cash equivalents                                     (1,114)     (15,865)
Cash and cash equivalents at beginning
  of period                                            23,204       30,091
                                                     --------     --------

Cash and cash equivalents at end of period           $ 22,090     $ 14,226
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 66,315     $ 59,041
                                                     ========     ========
  Income taxes                                       $ 14,152     $ 13,392
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees Stock
Ownership Plan and the Savings Plan for Employees totaled $2,433 in 1996 and $717 in 1995.

Debt and liabilities of $141 million and $7 million, respectively, were assumed in connection with the Acquisition.

The accompanying notes are an integral part of these financial statements.















                                Page 11                          FORM 10-Q
       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)
                                                     June 30   December 31
                                                       1996        1995
                                                   ----------  -----------
Capital Stock of American Water Works Company, Inc.
Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                $   40,000  $    40,000
                                                   ----------  -----------
                                                   $   40,000  $    40,000
                                                   ==========  ===========
Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding               $    2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares                           0            0
                                                   ----------  -----------
                                                   $   11,673  $    11,673
                                                   ==========  ===========
The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

Common stockholders' equity
Common stock - $1.25 par value
  Authorized*- 300,000,000 shares
  Outstanding*- 77,739,518 shares at June 30, 1996;
                67,826,670 at December 31, 1995    $   97,174  $    84,783
Paid-in capital                                       285,324      114,161
Retained earnings*                                    633,420      622,061
Unearned compensation                                  (2,119)      (2,066)
                                                   ----------  -----------
                                                   $1,013,799  $   818,939
                                                   ==========  ===========
During the first six months of 1996*, 8,400,000 shares of common stock were issued in connection with public and private offerings, 1,013,826 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 132,458 shares were issued in connection with the Employees' Stock Ownership Plan, 124,992 shares were issued in connection with the Savings Plan for Employees and 241,572 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At June 30, 1996, common shares reserved for issuance in connection with the Company's stock plans were 60,923,162 shares for the Stockholder Rights Plan, 7,588,502 shares for the Dividend Reinvestment and Stock Purchase Plan, 937,240 shares for the Employees' Stock Ownership Plan, 449,474 shares for the Savings Plan for Employees and 458,428 shares for the Long-Term Performance-Based Incentive Plan.

*Adjusted for a two-for-one stock split, in the form of a 100% stock dividend, consummated after the close of the period.

                                Page 12                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
                             June 30, 1996


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

NOTE 2 -- Acquisition
On February 16, 1996, Pennsylvania-American Water Company, a subsidiary of American Water Works Company, Inc. (the "Company"), purchased the water utility operations of Pennsylvania Gas & Water Company ("PG&W," now known as PG Energy Inc.) for approximately $414 million (subject to certain adjustments) (the "Acquisition"). The operations acquired generated revenues of $66.3 million in calendar year 1995. The Company is accounting for the Acquisition as a purchase. The purchase price is subject to adjustment based upon the actual value of the net assets of the acquired operations as of the date of consummation of the Acquisition as compared to the estimated value of the net assets as of December 31, 1995. The purchase was funded through short-term borrowings and the assumption of $141 million of long-term debt and $7 million of other liabilities. A portion of the short-term debt has been repaid with proceeds from the Company's public and private offerings as discussed in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity on page 17. Included in the Company's net income to common stock for the second quarter and first six months of 1996 was approximately $1.0 million ($.02 per share) and $1.6 million ($.03 per share), respectively, attributable to the Acquisition.

The pro forma results listed below were prepared as if the Acquisition and the public and private offerings had occurred on January 1, 1995 and include the historical results of the Company and the acquired operations. This unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the Acquisition actually taken place on the date indicated, or of future results of operations of the combined entities (dollars in thousands, except per share data):


                                            Six months ended
                                                June 30,
                                           1996          1995
                                         --------      --------

Revenues                                 $434,354      $413,956
Net income                                 43,962        45,657

Earnings per common share                $   0.59      $   0.66








                                Page 13                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
      Notes to Consolidated Financial Statements (Unaudited)(contd.)
                             June 30, 1996


NOTE 3 -- Public and Private Offerings of Common Stock
On April 5, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 3,643,100 shares of its common stock.

Concurrently with and conditioned upon the completion of this offering, certain members of families that are existing large holders of common stock (the "Ware Family Buyers") agreed to purchase from the Company and the Company agreed to sell to the Ware Family Buyers 556,900 shares of common stock at the price to public less underwriting discounts and commissions in a private offering.

The Ware Family Buyers include a special purpose company of which Marilyn Ware Lewis is Manager, which was established by three trusts for the benefit of the children of John H. Ware, 3rd and his wife Marian S. Ware and which agreed to purchase 450,000 of the 556,900 shares to be sold to the Ware Family Buyers. The Ware Family Buyers also include Rhoda C. Ware (through a limited partnership controlled by her) and certain members of her family who agreed to purchase a total of 106,900 of the 556,900 shares to be sold to the Ware Family Buyers (including 10,000 to be purchased by William R. Cobb).

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

On May 9, 1996, the Company sold 3,643,100 shares of common stock to the public at $37.625 per share and 556,900 shares to the Ware Family Buyers at the price to the public of the public offering, less underwriting discounts and commissions. The net proceeds from the sale were $152.6 million, after deducting the underwriting discounts and commissions and estimated offering expenses payable by the Company.

NOTE 4 -- Stock Split
On July 3, 1996, the Company's Board of Directors authorized a two-for-one common stock split, in conjunction with stockholder's approval of an increase in the number of shares of common stock the Company is authorized to issue. Stockholders of the Company approved the increase in the number of shares of common stock the Company is authorized to issue from 100,000,000 shares to 300,000,000 shares at the Company's Annual Meeting of Stockholders held May 2, 1996. The stock split was paid in the form of a 100% stock dividend whereby each holder of shares of common stock received one additional share of common stock for each share owned. The stock dividend was paid on July 25, 1996 to shareholders of record on July 15, 1996. Upon effecting the stock dividend, the Company's dividend was adjusted accordingly.


                                Page 14                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
     Notes to Consolidated Financial Statements (Unaudited) (contd.)
                             June 30, 1996


NOTE 5 -- Regulatory Decision
On March 13, 1996, the New Jersey Board of Public Utilities approved a $39.5 million per annum rate increase for New Jersey-American Water Company ("New Jersey-American"), including an estimated $13.5 million in annual revenues from potential wholesale customers. The increase reflects the completion of the Tri-County Water Supply Project that takes water from the Delaware River to a new treatment plant and then delivers it throughout the southern New Jersey area by way of a 29 mile pipeline. This regional project was designed partly as a supply source for certain water resellers who have been mandated by the state to reduce their intake from an aquifer that is suffering from declining water levels. The actual revenues that New Jersey-American receives will depend on many factors, including the number of potential wholesale customers that ultimately enter into contracts to use water from the project as their alternative source of supply and the volume of water sold. The applicable New Jersey statute provides for a 45 day appeal period from the date of the order. Rates, however, may be placed in effect, subject to refund, prior to the end of the appeal period. An appeal was filed with the New Jersey Board of Public Utilities. A subsequent appeal has been filed with the Appellate Division of the Superior Court of New Jersey. New Jersey-American is contesting this appeal, and in the opinion of its management, such appeal is not likely to succeed. However, should this appeal be upheld, the result would not have a material adverse effect on the operating results or financial position of New Jersey-American or the Company.






























                                 Page 15                       FORM 10-Q
                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
- --------------------------------------------------------------------------

Results of Operations
- ---------------------
Operating revenues for the second quarter and the first six months of 1996 were higher than for the same periods of 1995 by 14% and 12%, respectively. The increases are due to the acquisition of the regulated water operations of PG Energy Inc. (formerly known as Pennsylvania Gas and Water Company) on February 16, 1996 (The "Acquisition"), and authorized rate increases and increased sales volume for several subsidiaries. Revenues for the second quarter and first six months of 1996 reflect $15.8 million and $23.7 million, respectively, related to the Acquisition.

During the first seven months of 1996, nine regulated subsidiaries received rate orders which are expected to provide approximately $57.8 million in additional annual revenues. On March 13, 1996, the New Jersey Board of Public Utilities approved a $39.5 million per annum rate increase for the Company's subsidiary in New Jersey. See Note 5 to the "Notes to Consolidated Financial Statements (Unaudited)" on page 14 for more information on the regulatory decision. Five subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $12.2 million in additional annual revenues.

Water sales volume for the first six months of 1996 increased 8% to 115.9 billion gallons versus 107.4 billion gallons in the same period of 1995. Residential, commercial, industrial, and other customers accounted for 53%, 22%, 15%, and 10%, respectively, of the 8% increase in the first six months. The sales volume during the second quarter of 1996 increased 10% to 60.9 billion gallons from 55.6 billion gallons in the second quarter of 1995. Residential, commercial, industrial, and other customers accounted for 58%, 23%, 12%, and 7%, respectively, of the 10% increase in the second quarter. The acquisition accounted for approximately 3.0 billion gallons of water sold in the second quarter of 1996 and 4.4 billion gallons for the first six months of 1996.

Total operating expenses for the second quarter and the first six months of 1996 increased by 11% and 9%, respectively, over the same periods last year. Operating expenses in 1996 include expenses relating to the regulated water operations of the Acquisition. Increases in operation and maintenance expenses were limited by continuing efforts to achieve cost efficiencies. Depreciation expense was higher due to growth in utility plant in service. Higher general tax expense reflects higher property values and increased gross receipts.

Income deductions, primarily interest, were 23% higher for the second quarter and 17% higher for the first six months when compared to 1995. This increase can be attributed primarily to an increase in debt to initially fund the Acquisition.

Income taxes decreased in the second quarter and increased in the first six months of 1996 when compared to the same periods in 1995. The second quarter decrease was the result of the tax effect of a one-time gain from the conclusion of litigation relating to the sale of assets in Massachusetts in 1995. The first six months increase can be attributed to increased earnings in 1996.

                                 Page 16                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
- --------------------------------------------------------------------------

Results of Operations
- ------------------------------
Net income to common stock was $25.5 million for the second quarter of 1996 compared with $26.4 million for the same period in 1995. Net income to common stock for the first six months of 1996 was $41.5 million compared with $39.0 million for the first six months of 1995. A one-time after-tax gain of $3.9 million was recorded in the second quarter of 1995 reflecting proceeds of $6.6 million from the conclusion of eminent domain litigation relating to the sale of water system assets in Grafton, Massachusetts. Without this one-time gain, net income to common stock for the second quarter and the first six months of 1995 was $22.5 million and $35.1 million. The net income to common stock for the first quarter and first six months of 1996 included approximately $1.0 million and $1.6 million, respectively, attributed to the Acquisition.








































                               Page 17                            FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
- --------------------------------------------------------------------------

Capital Resources and Liquidity
- --------------------------------
During the balance of 1996, the Company plans to continue issuing common stock through its Dividend Reinvestment and Stock Purchase Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

Four operating subsidiaries issued $71.0 million of long-term debt during the first six months of 1996. One subsidiary, Pennsylvania-American Water Company, assumed $141 million of long-term debt in conjunction with the Acquisition. In addition, the Company invested $195.1 million in the common stock of six subsidiaries. The proceeds from these financing arrangements have been used to partially fund the Acquisition, fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors, tax-exempt bonds through a government entity to the market place and common stock to the Company during the remainder of 1996, with the proceeds used to repay bank loans and to fund construction projects.

In May, the Company's public offering of 3,643,100 shares of common stock at $37.625 per share was completed. All of the shares were sold by the Company. In addition, a private offering of 556,900 shares occurred at the price to the public of the public offering, less underwriting discounts and commissions. The Company used the proceeds from the sale of the common stock to invest in the common equity of its subsidiary, Pennsylvania-American Water Company, which in turn reduced short-term indebtedness incurred to finance the Acquisition. See Notes 2 and 3 to the "Notes to Consolidated Financial Statements (Unaudited)" on pages 12 and 13 for additional information relating to the Acquisition and the public and private offerings .

The Company paid a 100 percent stock dividend on July 25, 1996 to shareholders of record on July 15, 1996. The Company also declared its regular quarterly dividend of 17.5 cents per share on its post-split common stock, payable August 15, 1996 to shareholders of record on August 2, 1996. For additional information relating to the stock split, see Note 4 to the "Notes to Consolidated Financial Statements (Unaudited)" on page 13.

















                                Page 18                           FORM 10-Q

                      PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders
     ------------------------------------------------------------

     The 1996 annual meeting of stockholders of the Company was held on Thursday, May 2, 1996. A proposal to amend the Company's Restated Certificate of Incorporation, as amended, to increase the Company's number of authorized shares of common stock from 100,000,000 to 300,000,000 was voted upon at the meeting. Results of the voting were 25,332,483 votes cast in favor of the proposal to increase the number of authorized shares of the Company's common stock and 4,313,160 votes cast against such proposal and 232,047 votes abstained from voting on the proposal.
"Abstain" votes and broker non-votes and the effect of an "against" vote in as much as the affirmative vote of a majority of the votes entitled to be cast on the proposal was necessary for approval.













































                                Page 19                           FORM 10-Q

                      PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
              -----------------------------------------


A.  Exhibits
    --------

    Exhibit number (27), Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

    A current report on Form 8-K was filed on March 1, 1996, by the Company describing a subsidiary's acquisition (the "Acquisition") of the regulated water operations and certain related assets of PG Energy Inc. (formerly known as Pennsylvania Gas and Water Company)(the "Acquired Business"), as required under Item 2 of Form 8-K.

    Form 8-K/A was filed on April 3, 1996, amending Item 7. Financial Statements, Pro Forma Financial Information and Exhibits to the Current Form 8-K filed on March 1, 1996. The required financial statements were not filed with the Current Report on March 1, 1996, due to the impracticability of filing such information as allowed by Item 7(a)(4) and Item 7(b)(2). Form 8-K/A filed on April 3, 1996, included the unaudited pro forma balance sheet presenting the combined financial position of the Company and the Acquired Business as of December 31, 1995, assuming that the Acquisition had occurred as of December 31, 1995. The unaudited pro forma condensed statement of income was filed giving effect to the Acquisition by combining the results of operations of the Company for the year ended December 31, 1995, with the results of operations of the Acquired Business for the year ended December 31, 1995. In addition, the Report of Independent Public Accountants and the audited financial statements of the Acquired Business were included with the 8-K/A filed on April 3, 1996.

    A current report on Form 8-K was filed by the Company on April 25, 1996, reporting the results of operations for the quarter ended March 31, 1996.


















                               Page 20                            FORM 10-Q





SIGNATURES
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AMERICAN WATER WORKS COMPANY, INC.



Date August 7, 1996                /s/ George W. Johnstone
- -------------------                --------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date August 7, 1996                /s/ Robert D. Sievers
- ---------------------              --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)