Form 10-Q
period 1996-09-30
AMERICAN WATER WORKS CO INC
filed 1996-11-12
CIK 318819

FORM 10-Q                       Page 1 of 19

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           September 30, 1996
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At November 1, 1996, the number of shares of common stock, $1.25 par value, outstanding was 78,196,975 shares, reflecting a two-for-one stock split in the form of a 100% stock dividend consummated July 25, 1996.




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

                                                      Three Months Ended
                                                         September 30,
                                                       1996         1995
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $247,616     $222,961
                                                     --------     --------
Operating expenses
  Operation and maintenance                           112,012      105,631
  Depreciation and amortization                        23,620       20,054
  General taxes                                        20,439       19,137
                                                     --------     --------
                                                      156,071      144,822
                                                     --------     --------
Operating income                                       91,545       78,139
Allowance for other funds used during
  construction                                            657        3,372
Other income                                            1,875          375
                                                     --------     --------
                                                       94,077       81,886
                                                     --------     --------
Income deductions
  Interest                                             34,068       29,715
  Allowance for borrowed funds used
    during construction                                  (615)      (2,557)
  Amortization of debt expense                            383          310
  Preferred dividends of subsidiaries                     901          923
  Other deductions                                        417          611
                                                     --------     --------
                                                       35,154       29,002
                                                     --------     --------
Income before income taxes                             58,923       52,884
Provision for income taxes                             22,617       20,285
                                                     --------     --------

Net income                                             36,306       32,599
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 35,310     $ 31,603
                                                     ========     ========
Weighted average shares of common stock outstanding*   77,949       66,918

Earnings per common share on weighted average
  shares outstanding*                                $   0.45     $   0.47
                                                     ========     ========






                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                          September 30,
                                                       1996         1995
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period*                      $633,420     $595,263
Add - net income                                       36,306       32,599
Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued during the period                          73          445
                                                     --------     --------
                                                      669,653      627,417
                                                     --------     --------

Deduct - dividends
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock* - $.175 per share in 1996;
                  $.16 per share in 1995               13,625       10,689
                                                     --------     --------
                                                       14,621       11,685
                                                     --------     --------
Balance at end of period*                            $655,032     $615,732
                                                     ========     ========

*Adjusted for a two-for-one stock split, in the form of a 100% stock dividend, consummated on July 25, 1996.

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

                                                       Nine Months Ended
                                                         September 30,
                                                       1996         1995
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $674,426     $604,467
                                                     --------     --------
Operating expenses
  Operation and maintenance                           321,081      298,186
  Depreciation and amortization                        68,113       58,990
  General taxes                                        61,465       57,351
                                                     --------     --------
                                                      450,659      414,527
                                                     --------     --------
Operating income                                      223,767      189,940
Allowance for other funds used during
  construction                                          5,363        8,144
Gain from eminent domain litigation                         0        6,600
Other income                                            2,714          890
                                                     --------     --------
                                                      231,844      205,574
                                                     --------     --------
Income deductions
  Interest                                            101,388       87,632
  Allowance for borrowed funds used
    during construction                                (4,284)      (6,836)
  Amortization of debt expense                          1,100          951
  Preferred dividends of subsidiaries                   2,722        2,783
  Other deductions                                      1,204        1,601
                                                     --------     --------
                                                      102,130       86,131
                                                     --------     --------
Income before income taxes                            129,714      119,443
Provision for income taxes                             49,872       45,872
                                                     --------     --------

Net income                                             79,842       73,571
Dividends on preferred stocks                           2,988        2,988
                                                     --------     --------
Net income to common stock                           $ 76,854     $ 70,583
                                                     ========     ========
Weighted average shares of common stock outstanding*   73,347       66,237

Earnings per common share on weighted average
  shares outstanding*                                $   1.05     $   1.07
                                                     ========     ========








                               Page 5                            FORM 10-Q


                                                      Nine Months Ended
                                                         September 30,
                                                       1996         1995
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period*                      $622,061     $578,051
Add - net income                                       79,842       73,571
Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued during the period                       6,269        1,175
                                                     --------     --------
                                                      695,634      650,447
                                                     --------     --------

Deduct - dividends
  Preferred stock                                       2,646        2,646
  Preference stock                                        342          342
  Common stock* - $.525 per share in 1996;
                  $.48 per share in 1995               37,614       31,727
                                                     --------     --------
                                                       40,602       34,715
                                                     --------     --------
Balance at end of period                             $655,032     $615,732
                                                     ========     ========

*Adjusted for a two-for-one stock split, in the form of a 100% stock dividend, consummated on July 25, 1996.

The accompanying notes are an integral part of these financial statements.



























                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                                    **
                                              September 30     December 31
                                                  1996             1995
                                              ------------     -----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 3,343,169      $ 2,884,681
  Utility plant acquisition adjustments            52,615           34,974
  Other utility plant adjustments                     109              147
  Non-utility property, net of accumulated
    depreciation                                   24,872           20,144
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,675           22,638
                                              -----------      -----------
                                                3,443,440        2,962,584
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        36,638           23,204
  Temporary investments - at cost plus
    accrued interest                                  515              513
  Customer accounts receivable                     74,200           61,786
  Allowance for uncollectible accounts             (1,161)          (1,030)
  Unbilled revenues                                57,357           47,790
  Miscellaneous receivables                         4,648            4,571
  Materials and supplies                           12,125            9,599
  Deferred vacation pay                            10,849            9,374
  Other                                            10,285            8,563
                                              -----------      -----------
                                                  205,456          164,370
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     176,192          172,265
  Funds restricted for construction                 6,905           13,927
  Debt and preferred stock expense                 27,314           20,753
  Deferred pension expense                         16,997           16,468
  Deferred postretirement benefit expense          11,740           11,418
  Accrued revenue                                   8,410            1,717
  Deferred treatment plant costs                    8,533                0
  Tank painting costs                               9,621            8,901
  Other                                            42,455           30,738
                                              -----------      -----------
                                                  308,167          276,187
                                              -----------      -----------
                                              $ 3,957,063      $ 3,403,141
                                              ===========      ===========




                                 Page 7                          FORM 10-Q


                                                                  **
                                              September 30     December 31
                                                  1996             1995
                                              ------------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock*                               $     97,655     $    84,783
  Paid-in capital                                  292,385         114,161
  Retained earnings*                               655,032         622,061
  Unearned compensation                             (2,058)         (2,066)
                                              ------------     -----------
    Common stockholders' equity                  1,043,014         818,939

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               41,349          42,326
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,284           6,288

  Long-term debt
    American Water Works Company, Inc.             116,000         116,000
    Subsidiaries                                 1,598,459       1,268,649
                                              ------------     -----------
                                                 2,856,779       2,303,875
                                              ------------     -----------
Current liabilities
  Bank debt                                         97,998         148,639
  Current portion of long-term debt                 64,054          44,321
  Accounts payable                                  25,656          43,300
  Taxes accrued, including federal income           23,750          13,098
  Interest accrued                                  37,019          26,263
  Accrued vacation pay                              10,989           9,512
  Other                                             32,391          35,940
                                              ------------     -----------
                                                   291,857         321,073
                                              ------------     -----------

















                                 Page 8                           FORM 10-Q

                                                                   **
                                              September 30     December 31
                                                  1996             1995
                                              ------------     -----------
Regulatory and other long-term liabilities
  Advances for construction                   $    133,218     $   131,141
  Deferred income taxes                            372,641         356,608
  Deferred investment tax credits                   37,576          38,515
  Accrued pension expense                           27,882          30,652
  Accrued postretirement benefit expense             9,100           9,100
  Other                                             11,307           3,840
                                              ------------     -----------
                                                   591,724         569,856
                                              ------------     -----------
Contributions in aid of construction               216,703         208,337
                                              ------------     -----------
Commitments and contingencies                            0               0
                                              ------------     -----------
                                              $  3,957,063     $ 3,403,141
                                              ============     ===========


*Adjusted for a two-for-one stock split, in the form of a 100% stock dividend, consummated on July 25, 1996.
**Restated


The accompanying notes are an integral part of these financial statements.






























                                Page 9                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                       Nine Months Ended
                                                          September 30,
                                                       1996         1995
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 79,842     $ 73,571
  Adjustments
    Depreciation and amortization                      68,113       58,990
    Provision for deferred income taxes                13,751       10,929
    Provision for losses on accounts receivable         4,051        3,121
    Allowance for other funds used during
      construction                                     (5,363)      (8,144)
    Employee benefit expenses less
      than funding                                     (1,064)      (3,169)
    Common stock contributions to employee
      benefit plans                                     3,000        2,481
    Deferred acquisition expense                       (3,826)           0
    Deferred tank painting costs                       (1,466)        (672)
    Deferred rate case expense                         (1,676)      (1,955)
    Amortization of deferred charges                    7,495        5,495
    Other, net                                           (871)        (927)
    Changes in assets and liabilities,
      net of effects from acquisition
     Accounts receivable                              (10,469)     (21,380)
     Unbilled revenues                                 (9,567)      (2,288)
     Other current assets                              (2,740)      (1,106)
     Accounts payable                                 (17,644)     (11,514)
     Taxes accrued, including federal income           10,356       10,322
     Interest accrued                                   8,356        6,155
     Other current liabilities                         (3,549)         574
                                                     --------     --------
  Net cash from operating activities                  136,729      120,483
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Construction expenditures                          (173,438)    (223,616)
  Allowance for other funds used during
    construction                                        5,363        8,144
  Water system acquisition, net of acquired cash     (263,526)      (4,676)
  Proceeds from the disposition of property,
    plant and equipment                                 2,982       15,938
  Removal costs from property, plant and
    equipment retirements                              (3,264)      (3,581)
  Funds restricted for construction activity            7,022        3,407
  Temporary investments                                    (2)         731
                                                     --------     --------
  Net cash used in investing activities              (424,863)    (203,653)
                                                     --------     --------







                                Page 10                          FORM 10-Q

                                                       Nine Months Ended
                                                          September 30,
                                                      1996          1995
                                                    ---------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                      $ 231,700     $ 92,794
  Proceeds from common stock                          181,114       24,422
  Net borrowings (repayments)
    under line-of-credit agreements                   (50,641)      21,563
  Advances and contributions for construction,
    net of refunds                                      7,652       12,852
  Debt and stock issuance costs                        (3,521)      (1,505)
  Repayment of long-term debt                         (23,153)     (35,896)
  Redemption of preferred stocks                         (981)      (1,110)
  Dividends paid                                      (40,602)     (34,715)
                                                    ---------     --------
Net cash from financing activities                    301,568       78,405
                                                    ---------     --------
 Net increase/(decrease) in cash and
  cash equivalents                                     13,434       (4,765)
Cash and cash equivalents at beginning
  of period                                            23,204       30,091
                                                    ---------     --------

Cash and cash equivalents at end of period          $  36,638     $ 25,326
                                                    =========     ========

Cash paid during the period for:
  Interest, net of capitalized amount               $  93,155     $ 83,399
                                                    =========     ========
  Income taxes                                      $  28,690     $ 25,179
                                                    =========     ========


Common stock issued in lieu of cash in connection with the Employees Stock
Ownership Plan and the Savings Plan for Employees totaled $3,000 in 1996 and $2,481 in 1995.

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















                                Page 11                          FORM 10-Q
       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)
                                                 September 30  December 31
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized*- 300,000,000 shares
  Outstanding*- 78,123,830 shares at September 30, 1996;
                67,826,670 at December 31, 1995    $   97,655  $    84,783
Paid-in capital                                       292,385      114,161
Retained earnings*                                    655,032      622,061
Unearned compensation                                  (2,058)      (2,066)
                                                   ----------  -----------
                                                   $1,043,014  $   818,939
                                                   ==========  ===========
During the first nine months of 1996*, 8,400,000 shares of common stock were issued in connection with public and private offerings, 1,320,634 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 132,458 shares were issued in connection with the Employees' Stock Ownership Plan, 202,496 shares were issued in connection with the Savings Plan for Employees and 241,572 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At September 30, 1996, common shares reserved for issuance in connection with the Company's stock plans were 60,923,162 shares for the Stockholder Rights Plan, 7,281,694 shares for the Dividend Reinvestment and Stock Purchase Plan, 937,240 shares for the Employees' Stock Ownership Plan, 371,970 shares for the Savings Plan for Employees and 458,428 shares for the Long-Term Performance-Based Incentive Plan.

*Adjusted for a two-for-one stock split, in the form of a 100% stock dividend, consummated on July 25, 1996.

                                Page 12                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
                            September 30, 1996

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

NOTE 2 -- Acquisition
On February 16, 1996, Pennsylvania-American Water Company ("PAWC"), a subsidiary of American Water Works Company, Inc. (the "Company"), purchased the water utility operations of Pennsylvania Gas and Water Company ("PG&W," now known as PG Energy Inc.) for approximately $414 million (subject to certain adjustments) (the "Acquisition"). The operations acquired generated revenues of $66.3 million in calendar year 1995. The Company accounted for the Acquisition as a purchase. The purchase price was subject to adjustment based upon the actual value of the net assets of the acquired operations as of the date of consummation of the Acquisition as compared to the estimated value of the net assets as of December 31, 1995. The purchase price, as adjusted, was $409.4 million consisting of $262.5 million in cash and the assumption of $146.9 million of PG & W's liabilities, including $141.0 million of its long-term debt. The purchase was funded through short-term borrowings and the assumption of the long-term debt and other liabilities. A portion of the short-term debt was repaid with proceeds from the Company's public and private offerings. The remaining short-term indebtedness was repaid with a portion of the proceeds from PAWC's offering of $150 million principal amount 7.8% General Mortgage Bonds due September 1, 2026. For additional discussion on the public and private offerings, and the PAWC bond offering, see Item 2 of Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity on page 17. Included in the Company's net income to common stock for the third quarter and first nine months of 1996 was approximately $2.6 million ($.03 per share) and $4.2 million ($.06 per share), respectively, attributable to the Acquisition.

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


                                            Nine months ended
                                              September 30,
                                           1996          1995
                                         --------      --------

Revenues                                 $681,970      $655,069
Net income                                 80,344        79,939

Earnings per common share                $   1.00      $   1.03


                                Page 13                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
      Notes to Consolidated Financial Statements (Unaudited)(contd.)
                            September 30, 1996

NOTE 3 -- Public and Private Offerings of Common Stock (This note reflects share amounts on a pre-split basis)
On April 5, 1996, the Company filed a registration statement with the Securities and Exchange Commission for a proposed public offering of 3,643,100 shares of its common stock.

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


                                Page 14                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
     Notes to Consolidated Financial Statements (Unaudited) (contd.)
                            September 30, 1996


NOTE 5 -- Regulatory Decision
On March 13, 1996, the New Jersey Board of Public Utilities approved a $39.5 million per annum rate increase for New Jersey-American Water Company ("New Jersey-American"), including an estimated $13.5 million in annual revenues from potential wholesale customers. The increase reflects the completion of the Tri-County Water Supply Project that takes water from the Delaware River to a new treatment plant and then delivers it throughout the southern New Jersey area by way of a 29 mile pipeline. This regional project was designed partly as a supply source for certain water resellers who have been mandated by the state to reduce their intake from an aquifer that is suffering from declining water levels. The actual revenues that New Jersey-American receives will depend on many factors, including the number of potential wholesale customers that ultimately enter into contracts to use water from the project as their alternative source of supply and the volume of water sold. A subsequent appeal has been filed with the Superior Court of New Jersey, Appellate Division, within the time provided in the applicable court rules. The appeal has challenged the design of the rate, but not the level of revenues established by the New Jersey Board of Public Utilities order. New Jersey-American is contesting this appeal, and in the opinion of its management, such appeal is not likely to succeed. However, should this appeal be upheld, the result would not have a material adverse effect on the operating results or financial position of New Jersey-American or the Company.






























                                 Page 15                       FORM 10-Q
                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the third quarter and the first nine months of 1996 were higher than for the same periods of 1995 by 11% and 12%, respectively. The increases are due to the acquisition of the regulated water operations of PG Energy Inc. (formerly known as Pennsylvania Gas and Water Company) on February 16, 1996 (The "Acquisition"), and authorized rate increases and increased sales volume for several subsidiaries. Revenues for the third quarter and first nine months of 1996 reflect $17.2 million and $40.9 million, respectively, related to the Acquisition.

During the first ten months of 1996, eleven regulated subsidiaries received rate orders which are expected to provide approximately $61.6 million in additional annual revenues. On March 13, 1996, the New Jersey Board of Public Utilities approved a $39.5 million per annum rate increase for the Company's subsidiary in New Jersey. See Note 5 to the "Notes to Consolidated Financial Statements (Unaudited)" on page 14 for more information on the regulatory decision. Three subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $6.0 million in additional annual revenues.

The water sales volume during the third quarter of 1996 of 71.3 billion gallons was approximately equal to the 71.2 billion gallons sold in the second quarter of 1995. Sales volume for the first nine months of 1996 increased 5% to 187.2 billion gallons versus 178.6 billion gallons in the same period of 1995. Residential, commercial, industrial, and other customers accounted for 49%, 21%, 19%, and 11%, respectively, of the 5%
increase in the first nine months.   The acquisition accounted for
approximately 3.5 billion gallons of water sold in the third quarter of 1996 and 7.9 billion gallons for the first nine months of 1996.

Total operating expenses for the third quarter and the first nine months of 1996 increased by 8% and 9%, respectively, over the same periods last year. Operating expenses in 1996 include expenses related to the Acquisition. Increases in operation and maintenance expenses were limited by continuing efforts to achieve cost efficiencies. Depreciation expense was higher due to growth in utility plant in service. Higher general tax expense reflects higher property values and increased gross receipts.

Income deductions, primarily interest, were 21% higher for the third quarter and 19% higher for the first nine months when compared to 1995. This increase can be attributed primarily to an increase in debt to fund the Acquisition.

Income taxes increased 11% in the third quarter and 9% in the first nine months of 1996 when compared to the same periods in 1995. The third quarter and first nine months increases can be attributed to increased earnings in 1996.






                                 Page 16                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------

Results of Operations
------------------------------
Net income to common stock was $35.3 million for the third quarter of 1996 compared with $31.6 million for the same period in 1995. Net income to common stock for the first nine months of 1996 was $76.9 million compared with $70.6 million for the first nine months of 1995. A one-time after-tax gain of $3.9 million was recorded in the second quarter of 1995 reflecting proceeds of $6.6 million from the conclusion of eminent domain litigation relating to the sale of water system assets in Grafton, Massachusetts. Without this one-time gain, net income to common stock for first nine months of 1995 was $66.7 million. The net income to common stock for the third quarter and first nine months of 1996 included approximately $2.6 million and $4.2 million, respectively, attributed to the Acquisition.









































                               Page 17                            FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------

Capital Resources and Liquidity
--------------------------------
During the balance of 1996, the Company plans to continue issuing common stock through its Dividend Reinvestment and Stock Purchase Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

Nine regulated subsidiaries issued $237.4 million of long-term debt during the first nine months of 1996. One subsidiary, Pennsylvania-American Water Company, assumed $141 million of long-term debt in conjunction with the Acquisition. In addition, the Company invested $69.9 million in the common stock of nine subsidiaries. The proceeds from these financing arrangements have been used to partially fund the Acquisition, fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1996, with the proceeds used to repay bank loans and to fund construction projects.

In May, the Company's public offering of 3,643,100 shares of common stock at $37.625 per share was completed. All of the shares were sold by the Company. In addition, a private offering of 556,900 shares occurred at the price to the public of the public offering, less underwriting discounts and commissions. The Company used the proceeds from the sale of the common stock to invest in the equity of its subsidiary, Pennsylvania-American Water Company, which in turn reduced short-term indebtedness incurred to finance the Acquisition. See Notes 2 and 3 to the "Notes to Consolidated Financial Statements (Unaudited)" on pages 12 and 13 for additional information relating to the Acquisition and the public and private offerings.

The Company paid a 100 percent stock dividend on July 25, 1996 to shareholders of record on July 15, 1996. The Company also declared its regular quarterly dividend of 17.5 cents per share on its post-split common stock, payable August 15, 1996 to shareholders of record on August 2, 1996. For additional information relating to the stock split, see Note 4 to the "Notes to Consolidated Financial Statements (Unaudited)" on page 13. On October 3, 1996, the Company declared its quarterly dividend of 17 1/2 cents per share of common stock, payable November 15, 1996, to shareholders of record on October 25, 1996.
















                                Page 18                           FORM 10-Q

                      PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
              -----------------------------------------


A.  Exhibits
    --------

Exhibit number (27), Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended September 30, 1996.










































                               Page 19                            FORM 10-Q





SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date November 12, 1996             /s/ George W. Johnstone
----------------------             --------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date November 12, 1996             /s/ Robert D. Sievers
----------------------             --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)