Form 10-K405
period 1996-12-31
AMERICAN WATER WORKS CO INC
filed 1997-03-24
CIK 318819

EXHIBIT INDEX ON PAGES 14-17

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

      For the fiscal year ended December 31, 1996

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 4, 1997 was $1,321,224,243.

     As of March 3, 1997, there were a total of 78,639,254 shares of Common Stock, $1.25 par value per share, outstanding.

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

     (1) The following pages and section in Registrant's Annual Report to Stockholders for 1996 are incorporated by reference into Part I, Item 1 and
Part II of this Form 10-K: pages 22 through 53 with the exception of the section entitled "Management's Responsibility for Financial Reporting" on page 35, and the section entitled "Range of Market Prices" on page 57.

     (2) The following pages and section in Registrant's definitive Proxy Statement relating to Registrant's Annual Meeting of Stockholders on May 1, 1997 are incorporated by reference into Part III of this Form 10-K: Page 2 (beginning with the fourth full paragraph thereon) through page 4, the section entitled "Director Remuneration" on page 6, pages 7 and 8, and pages 13 and 14.

                                   PART I

Item 1.    Business

     The "Description of the Business" is set forth on page 23 of the Annual Report to Stockholders for 1996, filed as Exhibit 13 to this Report on Form 10-K; and such description is hereby specifically incorporated herein by reference thereto. The information provided in that section is supplemented by the following details:

     The water supplies of the regulated subsidiaries consist of surface supplies, wells, and in a limited number of cases, water purchased under contract. Such supplies are considered adequate to meet present require-ments. In general, all surface supplies are filtered and substantially all of the water is treated with chlorine, and, in some cases, special treatment is provided to correct specific conditions of the water.

     In general, the regulated subsidiaries have valid franchises, free from unduly burdensome restrictions, sufficient to enable them to carry on their business as presently conducted. They derive such franchise rights from statutes under which they were incorporated, municipal consents and ordinances, or certificates or permits received from state or local regulatory agencies. In most instances, such franchise rights are non-exclusive.

     In most of the states in which the operations of the regulated subsidiaries are carried on, there exists the right of municipal acquisition by one or both of the following methods: (1) condemnation; or
(2) the right of purchase given or reserved by the law of the state in which the company was incorporated or received its franchise. The price to be paid upon condemnation is usually determined in accordance with the law of the state governing the taking of land or other property under eminent domain statutes; in other instances, the price is fixed by appraisers selected by the parties, or in accordance with a formula prescribed by the law of the state or in the particular franchise or special charter.

     Some of the expenditures for construction by regulated subsidiaries have included facilities to comply with federal and state water quality and safety standards. The nature of some of the construction is described in the section entitled "System Growth and Development," located on pages 24 through 27 of the Annual Report to Stockholders for 1996, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

     The number of persons employed by the Registrant and subsidiary companies totaled 4,065 at December 31, 1996.

Item 1A.   Executive Officers of the Registrant

     The following sets forth the names, ages and business experience during the past five years of the executive officers of the Registrant. No family relationships exist among any of such executive officers, nor do any arrangements or understandings exist between any such executive officer and any other person pursuant to which he was selected as an officer.

      Name           Age   Business Experience During Past Five Years

George W. Johnstone   58   President and Chief Executive Officer of the
                           Registrant since January 1992 and Vice President of the Registrant prior thereto.

J. James Barr         55   Vice President and Treasurer of the Registrant.

Gerald C. Smith       62   Vice President of the Registrant.

W. Timothy Pohl       42   General Counsel and Secretary of the Registrant.

Robert D. Sievers     43   Comptroller of the Registrant since February
                           1992 and Assistant Comptroller of the Registrant prior thereto.

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

     The regulated subsidiaries own, in the states in which they operate, transmission and distribution mains, pump stations, treatment plants, storage tanks, reservoirs and related facilities. Properties are adequately maintained and units of property are replaced as and when necessary. The Registrant considers the properties of its regulated subsidiaries to be in good operating condition.

     A substantial acreage of land is owned by the regulated subsidiaries, the greater part of which is located in watershed areas, with the balance being principally sites of pumping and treatment plants, storage reservoirs, tanks and standpipes.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

     The information required under this item is contained in the section entitled "Range of Market Prices," located on page 57 of the Annual Report to Stockholders for 1996, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 6.    Selected Financial Data

     The information required under this item is contained in the section entitled "Consolidated Summary of Selected Financial Data," located on page 22 of the Annual Report to Stockholders for 1996, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is contained in the section entitled "Management's Discussion and Analysis," located on pages 23 through 34 of the Annual Report to Stockholders for 1996, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 8.    Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of Price Waterhouse LLP dated February 3, 1997, appearing on pages 35 through 53 of the 1996 Annual Report to Stockholders, filed as Exhibit 13 to this Report on Form 10-K, are hereby specifically incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.
                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required under this item with respect to the Directors of the Registrant appears in the fourth full paragraph on page 2 through page 4 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 1, 1997, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "1934 Act"); such information is hereby specifically incorporated herein by reference thereto.

     The information required under this item with respect to the Executive Officers of the Registrant is set forth in Item 1A of Part I above pursuant to paragraph (3) of General Instruction G to Form 10-K.

Item 11.   Executive Compensation

     The information required under this item is contained in the section entitled "Director Remuneration" which is located on page 6, and in the sections entitled "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation," "Performance Graph," "Management Remuneration," and "Pension Plan" which are located on pages 9 through 14 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 1, 1997, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto, except for the "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation" and "Performance Graph" which are not so incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is contained in the section entitled "Stock Ownership Information" which is located on pages 7 and 8 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Stockholders on May 1, 1997, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

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

         3. Exhibits: the Exhibits to this Form 10-K are listed in the Index to Exhibits, which appears on Pages 14 to 17 of this Report on Form 10-K.

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


DATE:  March 6, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                       Title                    Date

Principal Executive Officer:



     George W. Johnstone          President and              March 6, 1997
                                  Chief Executive Officer


Principal Financial Officer:



     J. James Barr                Vice President and         March 6, 1997
                                  Treasurer


Principal Accounting Officer:



     Robert D. Sievers            Comptroller                March 6, 1997

                           SIGNATURES (Cont'd.)

Directors:


        William O. Albertini                                 March 6, 1997


        William R. Cobb                                      March 6, 1997


        Elizabeth H. Gemmill                                 March 6, 1997


        Henry G. Hager                                       March 6, 1997


        Nelson G. Harris                                     March 6, 1997


        George W. Johnstone                                  March 6, 1997


        Marilyn Ware Lewis                                   March 6, 1997


        Nancy Ware Wainwright                                March 6, 1997


        Paul W. Ware                                         March 6, 1997


        Ross A. Webber                                       March 6, 1997


        Horace Wilkins, Jr.                                  March 6, 1997

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549





                                 FORM 10-K







                               ANNUAL REPORT

                       YEAR ENDED DECEMBER 31, 1996




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


                      INDEX TO FINANCIAL STATEMENTS



The following documents are filed as part of this report:

                                                              Page(s) in
(1)  FINANCIAL STATEMENTS                                    Annual Report*

     Report of Independent Accountants . . . . . . . . . . . . . . 35

     Consolidated Balance Sheet of American Water Works
     Company, Inc. and Subsidiary Companies at December 31,
     1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . .36 and 37

     Consolidated Statement of Income and Retained
     Earnings of American Water Works Company, Inc.
     and Subsidiary Companies for each of the three
     years in the period ended December 31, 1996 . . . . . . . . . 38

     Consolidated Statement of Cash Flows of American
     Water Works Company, Inc. and Subsidiary Companies
     for each of the three years in the period ended
     December 31, 1996 . . . . . . . . . . . . . . . . . . . . . . 39

     Consolidated Statement of Capitalization of American
     Water Works Company, Inc. and Subsidiary Companies
     at December 31, 1996 and 1995 . . . . . . . . . . . . . . .40 and 41

     Consolidated Statement of Common Stockholders' Equity
     of American Water Works Company, Inc. and Subsidiary
     Companies for each of the three years in the period
     ended December 31, 1996 . . . . . . . . . . . . . . . . . . . 42

     Balance Sheet of American Water Works Company, Inc.
     at December 31, 1996 and 1995 . . . . . . . . . . . . . . . . 43

     Statement of Income and Retained Earnings of
     American Water Works Company, Inc. for each of the
     three years in the period ended December 31, 1996 . . . . . . 44

     Statement of Cash Flows of American Water Works
     Company, Inc. for each of the three years in the
     period ended December 31, 1996. . . . . . . . . . . . . . . . 45

     Notes to Financial Statements . . . . . . . . . . . . . .46 through 53

*Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders, which is Exhibit 13 to this Report on Form 10-K.

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

                   Report of Independent Accountants on
                       Financial Statement Schedule




To the Board of Directors of
American Water Works Company, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 3, 1997 appearing on page 35 of the 1996 Annual Report to Stockholders of American Water Works Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania  19103
February 3, 1997

                    Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-59059) and in the Registration Statements on Form S-8 (No. 33-62438, No. 33-52923, and No. 333-14451) of American Water Works Company, Inc. of our report dated February 3, 1997 appearing on page 35 of the Annual Report to Stockholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page 11 of this Form 10-K.




PRICE WATERHOUSE LLP

Thirty South Seventeenth Street
Philadelphia, Pennsylvania  19103
March 21, 1997

                                            FINANCIAL STATEMENT SCHEDULE II



        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES

             SCHEDULE II - Valuation and Qualifying Accounts

                   Allowance for Uncollectible Accounts

                          Years Ended December 31
                              (In thousands)



         Balance        Additions Charged to                        Balance
        Beginning    -------------------------                      End of
Year     of Year     Expense (A)     Other (B)    Deductions (C)      Year
----    ---------    -----------     ---------    --------------    -------

1996      $ 1,030        $ 5,479        $  370           $ 5,764    $ 1,115

1995          999          4,288                           4,257      1,030

1994        1,107          3,762                           3,870        999






(A)  Provisions included in operating expense.

(B)  Allowance for uncollectible accounts of acquired companies.

(C) Amounts written off as uncollectible, net of recovery of amounts previously written off.

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                         Description


   3            Articles of Incorporation and By-laws

                   (a) Certificate of Incorporation of the Registrant, as
                amended and restated as of May 15, 1987, is filed herewith.

                   (b) Certificate of Amendment of the Restated Certificate
                of Incorporation of the Registrant, effective May 9, 1989, is filed herewith.

                   (c) Certificate of Amendment of the Restated Certificate
                of Incorporation of the Registrant, effective May 3, 1990, is filed herewith.

                   (d) Certificate of Designations of the Registrant,
                effective February 6, 1991, relating to its Cumulative Preferred Stock, 8.50% Series, is filed herewith.

                   (e)  Certificate of Amendment of the Restated
                Certificate of Incorporation of the Registrant, effective May 2, 1996, is filed herewith.

                   (f) By-laws of the Registrant, as amended to January 6,
                1994, are incorporated herein by reference to Exhibit 3(e) to Form 10-K report of the Registrant for 1993.

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

                   (b) Amendment No. 1 to Employees' Stock Ownership Plan
                of the Registrant is incorporated herein by reference to
                Exhibit 10(b) to Form 10-K report of the Registrant for 1995.

                   (c) Amendment No. 2 to Employees' Stock Ownership Plan
                of the Registrant is filed herewith.

                   (d) Supplemental Executive Retirement Plan of the
                Registrant, effective as of January 1, 1985, is incorporated herein by reference to Exhibit 19(c) to Form 10-K report of the Registrant for 1985.

                   (e) Amendment No. 1 to Supplemental Executive Retirement
                Plan of the Registrant is incorporated herein by reference to Exhibit 10(e) to Form 10-K report of the Registrant for 1989.

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                         Description

  10 (cont'd.)     (f) Amendment No. 2 to Supplemental Executive Retirement
                Plan of the Registrant is incorporated herein by reference to Exhibit 10(g) to Form 10-K report of the Registrant for 1990.

                   (g) Amendment No. 3 to Supplemental Executive Retirement
                Plan of the Registrant is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of the Registrant for 1995.

                   (h) Supplemental Retirement Plan of the Registrant,
                effective as of April 1, 1989, is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of the Registrant for 1989.

                   (i) Amendment No. 1 to Supplemental Retirement Plan of
                the Registrant is incorporated herein by reference to
                Exhibit 10(h) to Form 10-K report of the registrant for 1995.

                   (j) Long-Term Performance-Based Incentive Plan of the
                Registrant, effective as of January 1, 1993, is incorporated herein by reference to Exhibit 10(f) to Form 10-K report of the Registrant for 1994.

                   (k) Annual Incentive Plan of the Registrant, effective
                as of January 1, 1996, is incorporated herein by reference to Exhibit 10(j) to Form 10-K report of the Registrant for 1995.

                   (l) Deferred Compensation Plan of the Registrant,
                effective as of January 1, 1996, is incorporated herein by reference to Exhibit 10(k) to Form 10-K report of the Registrant for 1995.

  13            Annual Report to Security Holders

                   The Registrant's Annual Report to Stockholders for 1996
                is filed as exhibit hereto solely to the extent portions thereof are specifically incorporated herein by reference.

  21            Subsidiaries of the Registrant

                   Subsidiaries of the Registrant as of December 31, 1996.

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                         Description

  23            Consents of Experts and Counsel

                   See "Consent of Independent Accountants" on page 12 of
                this Form 10-K report.

  27            Financial Data Schedule

                   Financial Data Schedule for the fiscal year ended
                December 31, 1996.