Form 10-Q
period 1997-03-31
AMERICAN WATER WORKS CO INC
filed 1997-05-13
CIK 318819

FORM 10-Q                       Page 1 of 14

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             March 31, 1997
                              ---------------------------------------------
                                 OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  -----------------
Commission File Number                             1-3437-2
                         --------------------------------------------------

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At May 1, 1997, the number of shares of common stock, $1.25 par value, outstanding was 78,977,431 shares.






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

                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $213,357     $198,189
                                                     --------     --------
Operating expenses
  Operation and maintenance                           100,753      100,644
  Depreciation and amortization                        25,057       21,542
  General taxes                                        22,644       20,578
                                                     --------     --------
                                                      148,454      142,764
                                                     --------     --------
Operating income                                       64,903       55,425
Allowance for other funds used during
  construction                                          1,404        3,637
Other income                                              109          283
                                                     --------     --------
                                                       66,416       59,345
                                                     --------     --------
Income deductions
  Interest                                             35,618       32,698
  Allowance for borrowed funds used
    during construction                                  (701)      (2,628)
  Amortization of debt expense                            392          341
  Preferred dividends of subsidiaries                     889          912
  Other deductions                                        861          345
                                                     --------     --------
                                                       37,059       31,668
                                                     --------     --------
Income before income taxes                             29,357       27,677
Provision for income taxes                             11,327       10,646
                                                     --------     --------

Net income                                             18,030       17,031
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 17,034     $ 16,035
                                                     ========     ========
Weighted average shares of common stock outstanding    78,676       68,306

Earnings per common share on weighted average
  shares outstanding                                 $   0.22     $   0.23
                                                     ========     ========





                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $662,183     $622,061
Add - net income                                       18,030       17,031
Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued during the period                           0          480
                                                     --------     --------
                                                      680,213      638,612
                                                     --------     --------

Deduct - dividends
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock  - $.19 per share in 1997;
                  $.175 per share in 1996              14,912       11,902
                                                     --------     --------
                                                       15,908       12,898
                                                     --------     --------
Balance at end of period                             $664,305     $625,714
                                                     ========     ========


The accompanying notes are an integral part of these financial statements.




























                                 Page 4                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                March 31       December 31
                                                  1997             1996
                                              -----------      -----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 3,481,548      $ 3,453,950
  Utility plant acquisition adjustments            52,022           52,156
  Non-utility property, net of accumulated
    depreciation                                   32,465           31,302
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,693           22,690
                                              -----------      -----------
                                                3,588,728        3,560,098
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        10,359           12,974
  Customer accounts receivable                     64,416           67,293
  Allowance for uncollectible accounts             (1,164)          (1,115)
  Unbilled revenues                                52,850           53,868
  Miscellaneous receivables                         5,755            4,787
  Materials and supplies                           11,991           11,063
  Deferred vacation pay                            12,218           10,400
  Other                                             8,013            7,994
                                              -----------      -----------
                                                  164,438          167,264
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     177,977          177,064
  Debt and preferred stock expense                 28,486           28,736
  Deferred pension expense                         19,290           18,340
  Deferred postretirement benefit expense          11,771           11,852
  Deferred treatment plant costs                    8,272            8,388
  Deferred water utility billings                   6,041            6,808
  Tank painting costs                              10,070           10,224
  Funds restricted for construction                 6,267            5,791
  Other                                            40,164           37,591
                                              -----------      -----------
                                                  308,338          304,794
                                              -----------      -----------
                                              $ 4,061,504      $ 4,032,156
                                              ===========      ===========






                                 Page 5                          FORM 10-Q


                                                March 31       December 31
                                                  1997             1996
                                               -----------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $    98,453     $    98,027
  Paid-in capital                                  305,522         298,448
  Retained earnings                                664,305         662,183
  Unearned compensation                             (1,318)           (784)
                                               -----------     -----------
    Common stockholders' equity                  1,066,962       1,057,874

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               40,800          41,060
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,284           6,279

  Long-term debt
    American Water Works Company, Inc.             116,000         116,000
    Subsidiaries                                 1,614,867       1,600,394
                                               -----------     -----------
                                                 2,896,586       2,873,280
                                               -----------     -----------
Current liabilities
  Bank debt                                        162,979         147,390
  Current portion of long-term debt                 30,788          57,144
  Accounts payable                                  23,270          36,786
  Taxes accrued, including federal income           28,548          10,803
  Interest accrued                                  37,521          32,128
  Accrued vacation pay                              12,350          10,564
  Other                                             34,515          40,155
                                               -----------     -----------
                                                   329,971         334,970
                                               -----------     -----------


















                                 Page 6                           FORM 10-Q


                                                March 31       December 31
                                                  1997             1996
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                    $   129,720     $   129,466
  Deferred income taxes                            390,661         382,592
  Deferred investment tax credits                   37,058          37,345
  Accrued pension expense                           31,179          35,702
  Accrued postretirement benefit expense             9,979          10,034
  Other                                              8,833           4,081
                                               -----------     -----------
                                                   607,430         599,220
                                               -----------     -----------
Contributions in aid of construction               227,517         224,686
                                               -----------     -----------
Commitments and contingencies                            0               0
                                               -----------     -----------
                                               $ 4,061,504     $ 4,032,156
                                               ===========     ===========




The accompanying notes are an integral part of these financial statements.
































                                Page 7                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 18,030     $ 17,031
  Adjustments
    Depreciation and amortization                      25,057       21,542
    Provision for deferred income taxes                 7,275        5,135
    Provision for losses on accounts receivable         1,825        1,023
    Allowance for other funds used during
      construction                                     (1,404)      (3,637)
    Employee benefit expenses greater than
      (less than) funding                                  46         (560)
    Employee stock plan expenses                          973        1,096
    Deferred tank painting costs                         (214)        (143)
    Deferred rate case expense                           (835)        (516)
    Amortization of deferred charges                    2,744        2,481
    Other, net                                         (1,812)         387
    Changes in assets and liabilities,
      net of effects from acquisition
     Accounts receivable                                  133        3,568
     Unbilled revenues                                  1,018       (2,700)
     Other current assets                                (947)       1,431
     Accounts payable                                 (13,516)     (22,978)
     Taxes accrued, including federal income           17,745        9,857
     Interest accrued                                   5,393        9,260
     Other current liabilities                         (5,640)      (1,553)
                                                     --------     --------
Net cash from operating activities                     55,871       40,724
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                             (55,096)     (38,144)
Allowance for other funds used during
  construction                                          1,404        3,637
Water system acquisitions                                (125)    (266,449)
Proceeds from the disposition of property,
  plant and equipment                                     180          500
Removal costs from property, plant and
  equipment retirements                                (1,256)        (552)
Funds restricted for construction activity               (476)       2,714
                                                     --------     --------
Net cash used in investing activities                 (55,369)    (298,294)
                                                     --------     --------









                                Page 8                           FORM 10-Q

                                                      Three Months Ended
                                                           March 31,
                                                       1997         1996
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $ 19,000     $      0
Proceeds from common stock                              5,869       13,680
Net borrowings under
  line-of-credit agreements                            15,589      278,894
Advances and contributions for construction,
  net of refunds                                        3,901          894
Debt and stock issuance costs                            (430)      (5,051)
Repayment of long-term debt                           (30,883)     (10,692)
Redemption of preferred stocks                           (255)        (167)
Dividends paid                                        (15,908)     (12,898)
                                                     --------     --------
Net cash from(used in) financing activities            (3,117)     264,660
                                                     --------     --------
Net increase(decrease) in cash and
  cash equivalents                                     (2,615)       7,090
Cash and cash equivalents at beginning
  of period                                            12,974       23,717
                                                     --------     --------

Cash and cash equivalents at end of period           $ 10,359     $ 30,807
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 31,060     $ 21,770
                                                     ========     ========
  Income taxes                                       $  6,738     $  5,758
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Savings Plan for Employees and the Long-Term Performance-Based Incentive Plan totaled $2,046 in 1997 and $4,999 in 1996.

Debt and liabilities of $141 million and $5.9 million, respectively, were assumed in connection with the Acquisition in 1996.

The accompanying notes are an integral part of these financial statements.
















                                Page 9                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                    March 31   December 31
                                                      1997         1996
                                                   ----------  -----------

Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                $   40,000  $    40,000
                                                   ----------  -----------
                                                   $   40,000  $    40,000
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Outstanding - 78,762,424 shares at March 31, 1997;
                78,421,302 at December 31, 1996    $   98,453  $    98,027
Paid-in capital                                       305,522      298,448
Retained earnings                                     664,305      662,183
Unearned compensation                                  (1,318)        (784)
                                                   ----------  -----------
                                                   $1,066,962  $ 1,057,874
                                                   ==========  ===========

During the first three months of 1997, 224,032 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 56,247 shares were issued in connection with the Savings Plan for Employees and 60,843 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At March 31, 1997, common shares reserved for issuance in connection with the Company's stock plans were 60,923,162 shares for the Stockholder Rights Plan, 6,817,199 shares for the Dividend Reinvestment and Stock Purchase Plan, 937,240 shares for the Employees' Stock Ownership Plan, 258,714 shares for the Savings Plan for Employees and 397,585 shares for the Long-Term Performance-Based Incentive Plan.


                                Page 10                          FORM 10-Q

      AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)
             (Dollars in thousands, except per share amounts)

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

NOTE 2 -- Acquisition
On February 16, 1996, the Company's subsidiary, Pennsylvania-American Water Company, acquired the water utility operations of Pennsylvania Gas and Water Company (now known as PG Energy Inc.) for $409,400. The acquired operations, which include 10 water treatment plants and 36 reservoirs, serve approximately 132,000 customers in northeastern Pennsylvania. The acquisition was accounted for as a purchase, and the accompanying financial statements reflect the results of operations of the acquired business subsequent to the purchase date. The purchase price consisted of $262,500 in cash and the assumption of $146,900 of PG Energy Inc.'s liabilities, including $141,000 of its long-term debt. The cash payment was funded with short-term debt that was subsequently repaid with the proceeds from the Company's 1996 common stock offering and a portion of the proceeds from Pennsylvania-American's 1996 offering of $150,000 of 30-year, 7.8% General Mortgage Bonds.

The unaudited pro forma results listed below were prepared as if the acquisition and related offerings had occurred on January 1, 1996, and include the historical results of the Company and of the acquired operations. The unaudited pro forma information is not necessarily indicative of the results of operations that might have occurred had the acquisition actually taken place on the date indicated, or of future results of operations of the combined entities.

Three months ended March 31, 1996
---------------------------------

Revenues                          $205,733
Net income                          17,692

Earnings per common share         $   0.22


NOTE 3 -- New Accounting Standard
In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" and Statement of Financial Accounting Standards No. 129, "Disclosure of Information about Capital Structure," were issued by the Financial Accounting Standards Board requiring implementation for periods ending after December 15, 1997.

Adoption of these statements effective December 31, 1997, is not expected to have a significant effect on the financial statements of the Company.






                                 Page 11                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the first quarter of 1997 were 8% higher than for the first quarter of 1996 due to the acquisition of regulated water operations in northeastern Pennsylvania and authorized rate increases for several subsidiaries. In the first quarter of 1997, the northeastern Pennsylvania acquisition increased operating revenues by $6.9 million in comparison to the first quarter of 1996.

During the first four months of 1997, three regulated subsidiaries received rate orders which are expected to provide approximately $4.7 million in additional annual revenues. Seven subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $70.8 million in additional annual revenues.

A rate increase application pending for Pennsylvania-American Water Company accounts for $41.4 million of the $70.8 million in requested additional annual revenues awaiting decision. That request addresses the Company's added investment in water service facilities since its last rate decision including the northeastern Pennsylvania acquisition. A decision is expected late in 1997.

The 55.9 billion gallons of water sold in the first quarter of 1997 were 2% more than the 55.0 billion gallons sold in the first quarter of 1996. The northeastern Pennsylvania acquisition added 1.7 billion gallons in water sales volume in comparison to the first quarter of 1996.

Total operating expenses for the first quarter of 1997 were 4% higher than a year ago. Operation and maintenance expenses were equal to last year. Depreciation expense was higher due to growth in utility plant in service. Higher general tax expense reflects higher property values and increased gross receipts.

Income deductions increased by 17% in the first quarter of 1997 compared to the same period last year. Interest expense rose by 9% to $35.6 million in the first quarter of 1997 compared to the first quarter of 1996, primarily due to an increase in total debt to fund construction of new water service assets and the northeastern Pennsylvania acquisition.

The total allowance for funds used during construction recorded in the first quarter of 1997 was 66% less than the first quarter of 1996. This decrease was due to the completion of the Delaware River Regional Water Treatment Plant in New Jersey which began operation in 1996.

Income taxes increased as a result of increased earnings in the first three months of 1997 when compared to the first three months in 1996.

Net income to common stock was $17.0 million for the first quarter of 1997 compared with $16.0 million for the same period in 1996. First quarter 1997 results included three months of the northeastern Pennsylvania acquisition as compared to one and one-half months for the same period in 1996.



                                 Page 12                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------


Capital Resources and Liquidity
--------------------------------
All shares of common stock issued during 1997 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan, the Savings Plan for Employees and the Long-Term Performance-Based Incentive Plan.

During the balance of 1997, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

Three regulated subsidiaries issued $19.0 million of long-term debt during the first four months of 1997. In addition, the Company invested
$5.4 million in the common stock of four subsidiaries. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1997, with the proceeds used to repay bank loans and fund construction projects.
































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


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended March 31, 1997.









































                               Page 14                            FORM 10-Q





SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date May 9, 1997                   /s/ George W. Johnstone
----------------------             --------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date May 9, 1997                   /s/ Robert D. Sievers
----------------------             --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)