Form 10-Q
period 1997-06-30
AMERICAN WATER WORKS CO INC
filed 1997-08-13
CIK 318819

FORM 10-Q                       Page 1 of 17

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1997
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At August 1, 1997, the number of shares of common stock, $1.25 par value, outstanding was 79,254,681 shares.






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

                                                      Three Months Ended
                                                            June 30,
                                                       1997         1996
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $237,915     $228,621
                                                     --------     --------
Operating expenses
  Operation and maintenance                           104,396      108,425
  Depreciation and amortization                        25,355       22,951
  General taxes                                        21,590       20,448
                                                     --------     --------
                                                      151,341      151,824
                                                     --------     --------
Operating income                                       86,574       76,797
Allowance for other funds used during
  construction                                          1,623        1,069
Other income                                              341          556
                                                     --------     --------
                                                       88,538       78,422
                                                     --------     --------
Income deductions
  Interest                                             36,483       34,622
  Allowance for borrowed funds used
    during construction                                (1,119)      (1,041)
  Amortization of debt expense                            395          376
  Preferred dividends of subsidiaries                     885          909
  Other deductions                                        530          442
                                                     --------     --------
                                                       37,174       35,308
                                                     --------     --------
Income before income taxes                             51,364       43,114
Provision for income taxes                             19,724       16,609
                                                     --------     --------
Net income                                             31,640       26,505
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 30,644     $ 25,509
                                                     ========     ========
Weighted average shares of common stock outstanding    79,100       73,606

Earnings per common share on weighted average
  shares outstanding                                 $   0.39     $   0.35
                                                     ========     ========





                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                            June 30,
                                                       1997         1996
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $664,305     $625,714
Add - net income                                       31,640       26,505
Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued during the period                           0        5,716
                                                     --------     --------
                                                      695,945      646,503
                                                     --------     --------

Deduct - dividends
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock  - $.19 per share in 1997;
                  $.175 per share in 1996              15,006       12,087
                                                     --------     --------
                                                       16,002       13,083
                                                     --------     --------
Balance at end of period                             $679,943     $633,420
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

                                                       Six Months Ended
                                                            June 30,
                                                       1997        1996
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $451,272     $426,810
                                                     --------     --------
Operating expenses
  Operation and maintenance                           205,149      209,069
  Depreciation and amortization                        50,412       44,493
  General taxes                                        44,234       41,026
                                                     --------     --------
                                                      299,795      294,588
                                                     --------     --------
Operating income                                      151,477      132,222
Allowance for other funds used during
  construction                                          3,027        4,706
Other income                                              450          839
                                                     --------     --------
                                                      154,954      137,767
                                                     --------     --------
Income deductions
  Interest                                             72,101       67,320
  Allowance for borrowed funds used
    during construction                                (1,820)      (3,669)
  Amortization of debt expense                            787          717
  Preferred dividends of subsidiaries                   1,774        1,821
  Other deductions                                      1,391          787
                                                     --------     --------
                                                       74,233       66,976
                                                     --------     --------
Income before income taxes                             80,721       70,791
Provision for income taxes                             31,051       27,255
                                                     --------     --------
Net income                                             49,670       43,536
Dividends on preferred stocks                           1,992        1,992
                                                     --------     --------
Net income to common stock                           $ 47,678     $ 41,544
                                                     ========     ========
Average shares of common stock outstanding             78,894       70,987

Earnings per common share on average shares
  outstanding                                        $   0.60     $   0.59
                                                     ========     ========









                               Page 5                            FORM 10-Q


                                                       Six Months Ended
                                                            June 30,
                                                       1997        1996
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $662,183     $622,061

Add - net income                                       49,670       43,536

Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued during the period                           0        6,196
                                                     --------     --------
                                                     $711,853      659,401
                                                     --------     --------

Deduct - dividends
  Preferred stock                                       1,764        1,764
  Preference stock                                        228          228
  Common stock - $.38 per share in 1997;
                  $.35 per share in 1996               29,918       23,989
                                                     --------     --------
                                                       31,910       25,981
                                                     --------     --------
Balance at end of period                             $679,943     $633,420
                                                     ========     ========


The accompanying notes are an integral part of these financial statements.


























                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                June 30        December 31
                                                  1997             1996
                                              -----------      -----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 3,543,660      $ 3,453,950
  Utility plant acquisition adjustments            51,799           52,156
  Non-utility property, net of accumulated
    depreciation                                   32,844           31,302
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,710           22,690
                                              -----------      -----------
                                                3,651,013        3,560,098
                                              -----------      -----------

Current assets
  Cash and cash equivalents                         9,449           12,974
  Customer accounts receivable                     67,614           67,293
  Allowance for uncollectible accounts             (1,237)          (1,115)
  Unbilled revenues                                63,032           53,868
  Miscellaneous receivables                         6,660            4,787
  Materials and supplies                           12,217           11,063
  Deferred vacation pay                            12,397           10,400
  Other                                             9,045            7,994
                                              -----------      -----------
                                                  179,177          167,264
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     179,297          177,064
  Debt and preferred stock expense                 28,944           28,736
  Deferred pension expense                         20,247           18,340
  Deferred postretirement benefit expense          11,679           11,852
  Deferred treatment plant costs                    8,171            8,388
  Deferred water utility billings                   5,500            6,808
  Tank painting costs                              10,459           10,224
  Funds restricted for construction                14,625            5,791
  Other                                            39,493           37,591
                                              -----------      -----------
                                                  318,415          304,794
                                              -----------      -----------
                                              $ 4,148,605      $ 4,032,156
                                              ===========      ===========






                                 Page 7                          FORM 10-Q


                                                June 30        December 31
                                                  1997             1996
                                               -----------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $    98,994     $    98,027
  Paid-in capital                                  314,284         298,448
  Retained earnings                                679,943         662,183
  Unearned compensation                             (1,114)           (784)
                                               -----------     -----------
    Common stockholders' equity                  1,092,107       1,057,874

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               40,539          41,060
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,256           6,279

  Long-term debt
    American Water Works Company, Inc.             116,000         116,000
    Subsidiaries                                 1,676,680       1,600,394
                                               -----------     -----------
                                                 2,983,255       2,873,280
                                               -----------     -----------
Current liabilities
  Bank debt                                        156,741         147,390
  Current portion of long-term debt                 35,790          57,144
  Accounts payable                                  27,274          36,786
  Taxes accrued, including federal income           22,489          10,803
  Interest accrued                                  32,850          32,128
  Accrued vacation pay                              12,508          10,564
  Other                                             31,289          40,155
                                               -----------     -----------
                                                   318,941         334,970
                                               -----------     -----------


















                                 Page 8                           FORM 10-Q


                                                June 30        December 31
                                                  1997             1996
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                    $   124,917     $   129,466
  Deferred income taxes                            397,485         382,592
  Deferred investment tax credits                   36,743          37,345
  Accrued pension expense                           32,619          35,702
  Accrued postretirement benefit expense            10,026          10,034
  Other                                              8,418           4,081
                                               -----------     -----------
                                                   610,208         599,220
                                               -----------     -----------
Contributions in aid of construction               236,201         224,686
                                               -----------     -----------
Commitments and contingencies                            0               0
                                               -----------     -----------
                                               $ 4,148,605     $ 4,032,156
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
                           (In thousands)

                                                       Six Months Ended
                                                            June 30,
                                                       1997         1996
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 49,670     $ 43,536
  Adjustments
    Depreciation and amortization                      50,412       44,493
    Provision for deferred income taxes                12,994        6,108
    Provision for losses on accounts receivable         3,495        2,400
    Allowance for other funds used during
      construction                                     (3,027)      (4,706)
    Employee benefit expenses (less) than funding         154       (1,352)
    Employee stock plan expenses                        3,411        3,400
    Deferred tank painting costs                         (984)        (258)
    Deferred rate case expense                           (991)      (1,324)
    Amortization of deferred charges                    4,266        4,763
    Other, net                                          1,881       (2,918)
    Changes in assets and liabilities,
      net of effects from acquisition
     Accounts receivable                               (5,567)      (6,559)
     Unbilled revenues                                 (9,164)      (8,471)
     Other current assets                              (2,205)      (5,383)
     Accounts payable                                  (9,512)     (20,610)
     Taxes accrued, including federal income           11,686       10,224
     Interest accrued                                     722          315
     Other current liabilities                         (8,866)        (531)
                                                     --------     --------
Net cash from operating activities                     98,375       63,127
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (142,332)     (99,028)
Allowance for other funds used during
  construction                                          3,027        4,706
Water system acquisitions                                (125)    (267,250)
Proceeds from the disposition of property,
  plant and equipment                                     507          531
Removal costs from property, plant and
  equipment retirements                                (3,358)      (1,757)
Funds restricted for construction activity             (8,834)       6,683
                                                     --------     --------
Net cash used in investing activities                (151,115)    (356,115)
                                                     --------     --------










                                Page 10                          FORM 10-Q

                                                        Six Months Ended
                                                            June 30,
                                                       1997         1996
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $ 87,000     $ 71,000
Proceeds from common stock                             13,062      173,958
Net borrowings under
  line-of-credit agreements                             9,351       82,103
Advances and contributions for construction,
  net of refunds                                        5,302        3,862
Debt and stock issuance costs                            (978)        (453)
Repayment of long-term debt                           (32,068)     (12,171)
Redemption of preferred stocks                           (544)        (444)
Dividends paid                                        (31,910)     (25,981)
                                                     --------     --------
Net cash from financing activities                     49,215      291,874
                                                     --------     --------
Net decrease in cash and
  cash equivalents                                     (3,525)      (1,114)
Cash and cash equivalents at beginning
  of period                                            12,974       23,204
                                                     --------     --------

Cash and cash equivalents at end of period           $  9,449     $ 22,090
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 72,661     $ 66,315
                                                     ========     ========
  Income taxes                                       $ 16,155     $ 14,152
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term
Performance-Based Incentive Plan totaled $2,607 in 1997 and $5,551 in 1996.

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


                                                     June 30   December 31
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Outstanding - 79,195,153 shares at June 30, 1997;
                78,421,302 at December 31, 1996    $   98,994  $    98,027
Paid-in capital                                       314,284      298,448
Retained earnings                                     679,943      662,183
Unearned compensation                                  (1,114)        (784)
                                                   ----------  -----------
                                                   $1,092,107  $ 1,057,874
                                                   ==========  ===========

During the first six months of 1997, 466,808 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 134,182 shares were issued in connection with the Employees' Stock Ownership Plan, 112,018 shares were issued in connection with the Savings Plan for Employees and 60,843 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At June 30, 1997, common shares reserved for issuance in connection with the Company's stock plans were 60,923,162 shares for the Stockholder Rights Plan, 6,574,423 shares for the Dividend Reinvestment and Stock Purchase Plan, 803,058 shares for the Employees' Stock Ownership Plan, 202,943 shares for the Savings Plan for Employees and 397,585 shares for the Long-Term Performance-Based Incentive Plan.


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

Six months ended June 30, 1996
---------------------------------

Revenues                          $434,354
Net income                          44,419

Earnings per common share         $   0.55


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






                                 Page 13                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the second quarter and the first six months of 1997 were higher than for the same periods of 1996 by 4% and 6%, respectively. The increases are due to authorized rate increases for several subsidiaries and the acquisition of the regulated water operations in northeastern Pennsylvania. Revenues included in the second quarter of 1997 from the northeastern Pennsylvania acquisition were approximately equal to those included in the second quarter of 1996. In the first six months of 1997, the northeastern Pennsylvania acquisition increased operating revenues by $7.4 million in comparison to the same period in 1996.

During the first seven months of 1997, four regulated subsidiaries received rate orders which are expected to provide approximately $5.4 million in additional annual revenues. Nine subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $73.1 million in additional annual revenues.

A rate increase application pending for Pennsylvania-American Water Company accounts for $41.4 million of the $73.1 million in requested additional annual revenues awaiting decision. The request addresses the Company's added investment in water service facilities since its last rate decision including the northeastern Pennsylvania acquisition. A decision is expected in late 1997.

Water sales volume during the second quarter of 1997 decreased 1% to 60.5 billion gallons from 60.9 billion gallons in the second quarter of 1996. The 116.4 billion gallons of sales volume for the first six months of 1997 was approximately equal to 115.8 billion gallons sold in the same period of 1996. The acquisition added approximately 2.0 billion gallons of water sold for the first six months of 1997 when compared to the first six months of 1996.

Total operating expenses for the second quarter of 1997 were approximately equal to those in the second quarter of 1996. The total operating expenses in the first six months of 1997 increased by 2% over the same period last year. Continuing efforts to achieve cost efficiencies resulted in decreases in operation and maintenance expenses of 4% and 2% for the second quarter and first six months of 1997, respectively, in comparison to the same periods in 1996. Depreciation expense was higher for the second quarter and first six months of 1997 when compared to the second quarter and first six months of 1996 due to growth in utility plant in service. General taxes increased in the second quarter and first six months of 1997 when compared to the same periods of 1996 reflecting higher property values and increased gross receipts.









                                 Page 14                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------

Results of Operations (contd.)
------------------------------

Income deductions, primarily interest, were 5% higher for the second quarter and 11% higher for the first six months when compared to the same periods in 1996. The increases can be attributed primarily due to an increase in total debt to fund the construction of new water service assets and the northeastern Pennsylvania acquisition.

The total allowance for funds used during construction recorded in the second quarter of 1997 was 30% greater than the second quarter of 1996 as a result of construction of new water service assets. The total allowance for funds used during construction in the first six months of 1997 decreased 42% when compared to the same period in 1996. This decrease was due to the completion of the Delaware River Regional Water Treatment Plant in New Jersey which began operation in 1996.

Income taxes increased in the second quarter and the first six months of 1997 when compared to the same periods in 1996. The increases can be attributed to increased earnings in 1997.

Net income to common stock was $30.6 million for the second quarter of 1997 compared with $25.5 million for the same period in 1996. Net income to common stock for the first six months of 1997 was $47.7 million compared with $41.5 million for the first six months of 1996. The first six months of 1997 results included six months of the northeastern Pennsylvania acquisition as compared to four and one-half months for the same period in 1996.



























                               Page 15                           FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------

Capital Resources and Liquidity
--------------------------------
All shares of common stock issued during 1997 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan, the Employees Stock Ownership Plan, the Savings Plan for Employees, and the Long-Term Performance-Based Incentive Plan.

During the balance of 1997, the Company plans to continue issuing common stock through its Dividend Reinvestment and Stock Purchase Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

Six operating subsidiaries issued $107.0 million of long-term debt during the first seven months of 1997. In addition, the Company invested $35.3 million in the common stock of seven subsidiaries. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1997, with the proceeds used to repay bank loans and to fund construction projects.


































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


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended June 30, 1997.









































                               Page 17                            FORM 10-Q





SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date August 12, 1997               /s/ George W. Johnstone
----------------------             --------------------------------------
                                   George W. Johnstone, President and CEO
                                            (Authorized Officer)





Date August 12, 1997               /s/ Robert D. Sievers
----------------------             --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)