Form 10-Q
period 1997-09-30
AMERICAN WATER WORKS CO INC
filed 1997-11-14
CIK 318819

FORM 10-Q                       Page 1 of 18

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1997
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At November 1, 1997, the number of shares of common stock, $1.25 par value, outstanding was 79,515,584 shares.






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

                                                      Three Months Ended
                                                         September 30,
                                                       1997         1996
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $266,012     $247,616
                                                     --------     --------
Operating expenses
  Operation and maintenance                           113,345      112,012
  Depreciation and amortization                        25,994       23,620
  General taxes                                        21,765       20,439
                                                     --------     --------
                                                      161,104      156,071
                                                     --------     --------
Operating income                                      104,908       91,545
Allowance for other funds used during
  construction                                          1,817          657
Other income                                              699        1,875
                                                     --------     --------
                                                      107,424       94,077
                                                     --------     --------
Income deductions
  Interest                                             36,600       34,068
  Allowance for borrowed funds used
    during construction                                (1,329)        (615)
  Amortization of debt expense                            400          383
  Preferred dividends of subsidiaries                     878          901
  Other deductions                                        519          417
                                                     --------     --------
                                                       37,068       35,154
                                                     --------     --------
Income before income taxes                             70,356       58,923
Provision for income taxes                             26,865       22,617
                                                     --------     --------
Net income                                             43,491       36,306
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 42,495     $ 35,310
                                                     ========     ========
Weighted average shares of common stock outstanding    79,410       77,949

Earnings per common share on weighted average
  shares outstanding                                 $   0.54     $   0.45
                                                     ========     ========





                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                         September 30,
                                                       1997         1996
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $679,943     $633,420
Add - net income                                       43,491       36,306
Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued during the period                           0           73
                                                     --------     --------
                                                      723,434      669,653
                                                     --------     --------

Deduct - dividends
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock  - $.19 per share in 1997;
                  $.175 per share in 1996              15,058       13,625
                                                     --------     --------
                                                       16,054       14,621
                                                     --------     --------
Balance at end of period                             $707,380     $655,032
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

                                                      Nine Months Ended
                                                         September 30,
                                                       1997        1996
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $717,284     $674,426
                                                     --------     --------
Operating expenses
  Operation and maintenance                           318,494      321,081
  Depreciation and amortization                        76,406       68,113
  General taxes                                        65,999       61,465
                                                     --------     --------
                                                      460,899      450,659
                                                     --------     --------
Operating income                                      256,385      223,767
Allowance for other funds used during
  construction                                          4,844        5,363
Other income                                            1,053        2,714
                                                     --------     --------
                                                      262,282      231,844
                                                     --------     --------
Income deductions
  Interest                                            108,701      101,388
  Allowance for borrowed funds used
    during construction                                (3,149)      (4,284)
  Amortization of debt expense                          1,187        1,100
  Preferred dividends of subsidiaries                   2,652        2,722
  Other deductions                                      1,814        1,204
                                                     --------     --------
                                                      111,205      102,130
                                                     --------     --------
Income before income taxes                            151,077      129,714
Provision for income taxes                             57,916       49,872
                                                     --------     --------
Net income                                             93,161       79,842
Dividends on preferred stocks                           2,988        2,988
                                                     --------     --------
Net income to common stock                           $ 90,173     $ 76,854
                                                     ========     ========
Average shares of common stock outstanding             79,075       73,347

Earnings per common share on average shares
  outstanding                                        $   1.14     $   1.05
                                                     ========     ========









                               Page 5                            FORM 10-Q


                                                      Nine Months Ended
                                                         September 30,
                                                       1997        1996
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $662,183     $622,061

Add - net income                                       93,161       79,842

Deduct - adjustment for 1996 two-for-one
         stock split, in the form of a
         100% stock dividend, on shares
         issued during the period                           0        6,269
                                                     --------     --------
                                                      755,344      695,634
                                                     --------     --------

Deduct - dividends
  Preferred stock                                       2,646        2,646
  Preference stock                                        342          342
  Common stock - $.57 per share in 1997;
                 $.525 per share in 1996               44,976       37,614
                                                     --------     --------
                                                       47,964       40,602
                                                     --------     --------
Balance at end of period                             $707,380     $655,032
                                                     ========     ========


The accompanying notes are an integral part of these financial statements.


























                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                             September 30,     December 31,
                                                 1997              1996
                                             ------------      -----------
ASSETS

Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                 $  3,607,277      $ 3,453,950
  Utility plant acquisition adjustments            51,200           52,156
  Non-utility property, net of accumulated
    depreciation                                   33,389           31,302
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,728           22,690
                                             ------------      -----------
                                                3,714,594        3,560,098
                                             ------------      -----------

Current assets
  Cash and cash equivalents                        10,661           12,974
  Customer accounts receivable                     75,056           67,293
  Allowance for uncollectible accounts             (1,339)          (1,115)
  Unbilled revenues                                57,724           53,868
  Miscellaneous receivables                         4,978            4,787
  Materials and supplies                           12,862           11,063
  Deferred vacation pay                            11,657           10,400
  Other                                            11,196            7,994
                                             ------------      -----------
                                                  182,795          167,264
                                             ------------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     180,447          177,064
  Debt and preferred stock expense                 28,865           28,736
  Deferred pension expense                         21,214           18,340
  Deferred postretirement benefit expense          11,531           11,852
  Deferred treatment plant costs                    8,101            8,388
  Deferred water utility billings                   4,597            6,808
  Tank painting costs                              10,493           10,224
  Funds restricted for construction                12,505            5,791
  Other                                            41,045           37,591
                                             ------------      -----------
                                                  318,798          304,794
                                             ------------      -----------
                                             $  4,216,187      $ 4,032,156
                                             ============      ===========






                                 Page 7                          FORM 10-Q


                                              September 30,    December 31,
                                                  1997             1996
                                              ------------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                $     99,325     $    98,027
  Paid-in capital                                  319,714         298,448
  Retained earnings                                707,380         662,183
  Unearned compensation                               (910)           (784)
                                              ------------     -----------
    Common stockholders' equity                  1,125,509       1,057,874

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               40,027          41,060
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,256           6,279

  Long-term debt
    American Water Works Company, Inc.             116,000         116,000
    Subsidiaries                                 1,684,892       1,600,394
                                              ------------     -----------
                                                 3,024,357       2,873,280
                                              ------------     -----------
Current liabilities
  Bank debt                                        154,092         147,390
  Current portion of long-term debt                 37,132          57,144
  Accounts payable                                  28,470          36,786
  Taxes accrued, including federal income           26,987          10,803
  Interest accrued                                  38,399          32,128
  Accrued vacation pay                              11,785          10,564
  Other                                             31,326          40,155
                                              ------------     -----------
                                                   328,191         334,970
                                              ------------     -----------


















                                 Page 8                           FORM 10-Q


                                              September 30,    December 31,
                                                  1997             1996
                                              ------------     -----------
Regulatory and other long-term liabilities
  Advances for construction                   $    126,426     $   129,466
  Deferred income taxes                            405,845         382,592
  Deferred investment tax credits                   36,409          37,345
  Accrued pension expense                           34,528          35,702
  Accrued postretirement benefit expense            10,114          10,034
  Other                                             10,743           4,081
                                              ------------     -----------
                                                   624,065         599,220
                                              ------------     -----------
Contributions in aid of construction               239,574         224,686
                                              ------------     -----------
Commitments and contingencies                            0               0
                                              ------------     -----------
                                              $  4,216,187     $ 4,032,156
                                              ============     ===========




The accompanying notes are an integral part of these financial statements.
































                                Page 9                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                       1997         1996
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 93,161     $ 79,842
  Adjustments
    Depreciation and amortization                      76,406       68,113
    Provision for deferred income taxes                20,317       13,751
    Provision for losses on accounts receivable         5,033        4,051
    Allowance for other funds used during
      construction                                     (4,844)      (5,363)
    Employee benefit expenses greater (less)
      than funding                                        761       (1,064)
    Employee stock plan expenses                        4,207        4,292
    Deferred acquisition expense                            0       (3,826)
    Deferred tank painting costs                       (1,393)      (1,466)
    Deferred rate case expense                         (1,689)      (1,676)
    Amortization of deferred charges                    6,578        7,495
    Other, net                                            (89)        (871)
    Changes in assets and liabilities,
      net of effects from acquisition
     Accounts receivable                              (12,763)     (10,469)
     Unbilled revenues                                 (3,856)      (9,567)
     Other current assets                              (5,001)      (2,740)
     Accounts payable                                  (8,316)     (17,644)
     Taxes accrued, including federal income           16,184       10,356
     Interest accrued                                   6,271        8,356
     Other current liabilities                         (8,829)      (3,549)
                                                     --------     --------
Net cash from operating activities                    182,138      138,021
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (231,087)    (173,438)
Allowance for other funds used during
  construction                                          4,844        5,363
Water system acquisitions                                (125)    (263,526)
Proceeds from the disposition of property,
  plant and equipment                                     934        2,982
Removal costs from property, plant and
  equipment retirements                                (5,625)      (3,264)
Funds restricted for construction activity             (6,714)       7,022
                                                     --------     --------
Net cash used in investing activities                (237,773)    (424,861)
                                                     --------     --------










                                Page 10                          FORM 10-Q

                                                       Nine Months Ended
                                                         September 30,
                                                       1997         1996
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $107,000     $231,700
Proceeds from common stock                             18,231      179,822
Net borrowings under
  line-of-credit agreements                             6,702      (50,641)
Advances and contributions for construction,
  net of refunds                                       14,311        7,652
Debt and stock issuance costs                          (1,388)      (3,521)
Repayment of long-term debt                           (42,514)     (23,153)
Redemption of preferred stocks                         (1,056)        (981)
Dividends paid                                        (47,964)     (40,602)
                                                     --------     --------
Net cash from financing activities                     53,322      300,276
                                                     --------     --------
Net decrease in cash and
  cash equivalents                                     (2,313)      13,436
Cash and cash equivalents at beginning
  of period                                            12,974       23,717
                                                     --------     --------

Cash and cash equivalents at end of period           $ 10,661     $ 37,153
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $104,285     $ 93,155
                                                     ========     ========
  Income taxes                                       $ 31,351     $ 30,533
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term
Performance-Based Incentive Plan totaled $4,207 in 1997 and $4,292 in 1996.

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















                                Page 11                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                 September 30, December 31,
                                                     1997          1996
                                                 ------------  -----------

Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                              $     40,000  $    40,000
                                                 ============  ===========

Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding             $      2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares                           0            0
                                                 ------------  -----------
                                                 $     11,673  $    11,673
                                                 ============  ===========

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Outstanding - 79,460,016 shares at September 30, 1997;
                78,421,302 at December 31, 1996  $     99,325  $    98,027
Paid-in capital                                       319,714      298,448
Retained earnings                                     707,380      662,183
Unearned compensation                                    (910)        (784)
                                                 ------------  -----------
                                                 $  1,125,509  $ 1,057,874
                                                 ============  ===========

During the first nine months of 1997, 673,605 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 134,182 shares were issued in connection with the Employees' Stock Ownership Plan, 170,084 shares were issued in connection with the Savings Plan for Employees and 60,843 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At September 30, 1997, common shares reserved for issuance in connection with the Company's stock plans were 60,923,162 shares for the Stockholder Rights Plan, 6,367,626 shares for the Dividend Reinvestment and Stock Purchase Plan, 803,058 shares for the Employees' Stock Ownership Plan, 144,877 shares for the Savings Plan for Employees and 397,585 shares for the Long-Term Performance-Based Incentive Plan.


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

Nine months ended September 30, 1996
-------------------------------------

Revenues                          $681,970
Net income                          80,344

Earnings per common share         $   1.00


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


Note 4 -- Regulatory Decision
At a public meeting held October 2, 1997, the Pennsylvania Public Utility Commission approved a settlement agreement among all parties in the rate proceeding initiated by the Company's Pennsylvania subsidiary earlier this year. As a result, the subsidiary, effective October 4, 1997, instituted new rates for service that are designed to produce additional annual revenues of $27 million. An aspect of this rate proceeding was the recognition of the subsidiary's February 1996 acquisition of water service assets in northeastern Pennsylvania.












































                                 Page 14                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------

The first nine months of 1997 results included nine months of the northeastern Pennsylvania acquisition as compared to seven and one-half months for the same period in 1996.

Operating revenues for the third quarter and the first nine months of 1997 were higher than for the same periods of 1996 by 7% and 6%, respectively. The increases are due to higher water consumption due to favorable summer weather conditions, authorized rate increases for several subsidiaries and the acquisition of the regulated water operations in northeastern Pennsylvania. Revenues included in the third quarter of 1997 from the northeastern Pennsylvania acquisition were approximately equal to those included in the third quarter of 1996. In the first nine months of 1997, the northeastern Pennsylvania acquisition increased operating revenues by $7.3 million in comparison to the same period in 1996.

During the first ten months of 1997, eight regulated subsidiaries received rate orders which are expected to provide approximately $34.3 million in additional annual revenues. A rate increase for the company's Pennsylvania subsidiary accounts for $27.0 million of the increase in additional annual revenues. The decision addressed the Company's northeastern Pennsylvania acquisition and other added investment in water service facilities since its last rate decision. Seven subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $29.5 million in additional annual revenues.

Water sales volume during the third quarter of 1997 increased 7% to 76.3 billion gallons from 71.3 billion gallons in the third quarter of 1996.
The 192.6 billion gallons of sales volume for the first nine months of 1997 was 3% greater than the 187.2 billion gallons sold in the same period of 1996. The acquisition added approximately 1.8 billion gallons of water sold for the first nine months of 1997 when compared to the first nine months of 1996.

Total operating expenses for the third quarter of 1997 were 3% higher than those in the third quarter of 1996. The total operating expenses in the first nine months of 1997 increased by 2% over the same period last year. Continuing efforts to achieve cost efficiencies resulted in an increase in operation and maintenance expenses of 1% for the third quarter and a decrease of 1% for the first nine months of 1997, in comparison to the same periods in 1996. Depreciation expense was higher for the third quarter and first nine months of 1997 when compared to the third quarter and first nine months of 1996 due to growth in utility plant in service. General taxes increased in the third quarter and first nine months of 1997 when compared to the same periods of 1996 reflecting higher property values and increased gross receipts.







                                 Page 15                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------

Results of Operations (contd.)
------------------------------

Income deductions, primarily interest, were 5% higher for the third quarter and 9% higher for the first nine months when compared to the same periods in 1996. The increases can be attributed primarily to an increase in total debt to fund the construction of new water service assets and the northeastern Pennsylvania acquisition.

The total allowance for funds used during construction recorded in the third quarter of 1997 was greater than the third quarter of 1996 as a result of construction of new water service assets. The total allowance for funds used during construction in the first nine months of 1997 decreased when compared to the same period in 1996. This decrease was due to the completion of the Delaware River Regional Water Treatment Plant in New Jersey which began operation in 1996.

Income taxes increased in the third quarter and the first nine months of 1997 when compared to the same periods in 1996. The increases can be attributed to increased earnings in 1997.

Net income to common stock was $42.5 million for the third quarter of 1997 compared with $35.3 million for the same period in 1996. Net income to common stock for the first nine months of 1997 was $90.2 million compared with $76.9 million for the first nine months of 1996.





























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

Six regulated subsidiaries issued $107.0 million of long-term debt during the first ten months of 1997. In addition, the Company invested $36.7 million in the common stock of seven subsidiaries. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1997, with the proceeds used to repay bank loans and to fund construction projects.


































                                Page 17                          FORM 10-Q

                      PART II - OTHER INFORMATION


                      Item 5.  Other Information
               -----------------------------------------

George W. Johnstone, a director and the president and chief executive officer of the Company, retired from those offices on November 6, 1997.
J. James Barr, vice president and treasurer of the Company, was thereupon elected to the Board of Directors and appointed interim president and chief executive officer of the Company.



               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------


A.  Exhibits
    --------

Exhibit number (27), Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended September 30, 1997.






























                               Page 18                            FORM 10-Q





SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date November 13, 1997             /s/ J. James Barr
----------------------             --------------------------------------
                                   J. James Barr, President and CEO
                                   (Authorized Officer)





Date November 13, 1997             /s/ Robert D. Sievers
----------------------             --------------------------------------
                                   Robert D. Sievers, Comptroller
                                   (Chief Accounting Officer)