Form 10-Q
period 1998-03-31
AMERICAN WATER WORKS CO INC
filed 1998-05-13
CIK 318819

FORM 10-Q                       Page 1 of 14

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended             March 31, 1998
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At May 1, 1998, the number of shares of common stock, $1.25 par value, outstanding was 80,107,062 shares.






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

                                                      Three Months Ended
                                                           March 31,
                                                       1998        1997
                                                     --------    --------
CONSOLIDATED INCOME
Operating revenues                                   $226,000    $213,357
                                                     --------    --------
Operating expenses
  Operation and maintenance                           102,032     100,753
  Depreciation and amortization                        28,509      25,057
  General taxes                                        23,543      22,644
                                                     --------    --------
                                                      154,084     148,454
                                                     --------    --------
Operating income                                       71,916      64,903
Allowance for other funds used during
  construction                                          1,577       1,404
Other income, net                                        (169)        109
                                                     --------    --------
                                                       73,324      66,416
                                                     --------    --------
Income deductions
  Interest                                             36,546      35,618
  Allowance for borrowed funds used
    during construction                                  (783)       (701)
  Amortization of debt expense                            426         392
  Preferred dividends of subsidiaries                     866         889
  Other deductions                                        807         861
                                                     --------    --------
                                                       37,862      37,059
                                                     --------    --------
Income before income taxes                             35,462      29,357
Provision for income taxes                             13,874      11,327
                                                     --------    --------

Net income                                             21,588      18,030
Dividends on preferred stocks                             996         996
                                                     --------    --------
Net income to common stock                           $ 20,592    $ 17,034
                                                     ========    ========
Average shares of basic common stock outstanding       79,815      78,676

Basic and diluted earnings per common share on
  average shares outstanding                         $   0.26    $   0.22
                                                     ========    ========




                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                           March 31,
                                                       1998         1997
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $717,243     $662,183
Add - net income                                       21,588       18,030
                                                     --------     --------
                                                      738,831      680,213
                                                     --------     --------

Deduct - dividends
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock  - $.205 per share in 1998,
                  $.19 per share in 1997               16,346       14,912
                                                     --------     --------
                                                       17,342       15,908
                                                     --------     --------
Balance at end of period                             $721,489     $664,305
                                                     ========     ========


The accompanying notes are an integral part of these financial statements.
































                                 Page 4                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                March 31       December 31
                                                  1998             1997
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 3,740,883      $ 3,713,390
  Utility plant acquisition adjustments, net       58,144           58,976
  Non-utility property, net of accumulated
    depreciation                                   32,595           32,942
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    22,762           22,745
                                              -----------      -----------
                                                3,854,384        3,828,053
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        25,257           12,661
  Customer accounts receivable                     62,768           67,318
  Allowance for uncollectible accounts             (1,319)          (1,249)
  Unbilled revenues                                54,735           55,750
  Miscellaneous receivables                         5,633            5,673
  Materials and supplies                           12,721           11,415
  Deferred vacation pay                            12,081           11,132
  Other                                            27,585           10,158
                                              -----------      -----------
                                                  199,461          172,858
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     182,284          181,566
  Debt and preferred stock expense                 31,463           30,216
  Deferred pension expense                         23,218           22,163
  Deferred postretirement benefit expense          12,318           11,372
  Deferred treatment plant costs                    7,431            7,690
  Deferred water utility billings                   3,370            4,013
  Deferred tank painting costs                     10,222           10,531
  Funds restricted for construction                 6,180            5,340
  Other                                            47,675           40,484
                                              -----------      -----------
                                                  324,161          313,375
                                              -----------      -----------
                                              $ 4,378,006      $ 4,314,286
                                              ===========      ===========







                                 Page 5                          FORM 10-Q


                                                March 31       December 31
                                                  1998             1997
                                               -----------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $    99,962     $    99,607
  Paid-in capital                                  333,830         326,382
  Retained earnings                                721,489         717,243
  Unearned compensation                             (1,428)           (816)
                                               -----------     -----------
    Common stockholders' equity                  1,153,853       1,142,416
  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               39,328          39,734
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,256           6,256

  Long-term debt
    American Water Works Company, Inc.             116,000         116,000
    Subsidiaries                                 1,761,244       1,754,766
                                               -----------     -----------
                                                 3,128,354       3,110,845
                                               -----------     -----------
Current liabilities
  Bank debt                                        160,192         134,762
  Current portion of long-term debt                 31,303          25,148
  Accounts payable                                  26,877          42,766
  Taxes accrued, including federal income           32,360          14,409
  Interest accrued                                  40,490          33,404
  Accrued vacation pay                              12,204          11,239
  Other                                             35,831          44,725
                                               -----------     -----------
                                                   339,257         306,453
                                               -----------     -----------



















                                 Page 6                           FORM 10-Q


                                                March 31       December 31
                                                  1998             1997
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                    $   128,214     $   127,457
  Deferred income taxes                            423,546         418,248
  Deferred investment tax credits                   35,949          36,239
  Accrued pension expense                           42,883          41,079
  Accrued postretirement benefit expense            13,774          10,034
  Other                                              7,112           6,197
                                               -----------     -----------
                                                   651,478         639,254
                                               -----------     -----------
Contributions in aid of construction               258,917         257,734
                                               -----------     -----------
Commitments and contingencies                            0               0
                                               -----------     -----------
                                               $ 4,378,006     $ 4,314,286
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
                           (In thousands)

                                                      Three Months Ended
                                                           March 31,
                                                       1998         1997
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $ 21,588     $ 18,030
  Adjustments
    Depreciation and amortization                      28,509       25,057
    Provision for deferred income taxes                 4,849        7,275
    Provision for losses on accounts receivable         1,299        1,825
    Allowance for other funds used during
      construction                                     (1,577)      (1,404)
    Employee benefit expenses greater
      than funding                                        442           46
    Employee stock plan expenses                          998          973
    Deferred tank painting costs                         (138)        (214)
    Deferred rate case expense                           (265)        (835)
    Amortization of deferred charges                    2,334        2,744
    Other, net                                         (3,306)      (1,812)
    Changes in assets and liabilities
     Accounts receivable                                3,361          133
     Unbilled revenues                                  1,015        1,018
     Other current assets                                (330)        (947)
     Accounts payable                                 (15,889)     (13,516)
     Taxes accrued, including federal income           17,951       17,745
     Interest accrued                                   7,086        5,393
     Other current liabilities                         (8,894)      (5,640)
                                                     --------     --------
Net cash from operating activities                     59,033       55,871
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                             (52,963)     (55,096)
Allowance for other funds used during
  construction                                          1,577        1,404
Water and wastewater system acquisitions              (21,384)        (125)
Proceeds from the disposition of property,
  plant and equipment                                     228          180
Removal costs related to property, plant and
  equipment retirements                                  (227)      (1,256)
Funds restricted for construction activity               (840)        (476)
                                                     --------     --------
Net cash used in investing activities                 (73,609)     (55,369)
                                                     --------     --------










                                Page 8                           FORM 10-Q

                                                      Three Months Ended
                                                           March 31,
                                                       1998         1997
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $ 17,200     $ 19,000
Proceeds from common stock                              5,381        5,869
Net borrowings under
  line-of-credit agreements                            25,430       15,589
Advances and contributions for construction,
  net of refunds                                        2,964        3,901
Debt issuance costs                                    (1,488)        (430)
Repayment of long-term debt                            (4,567)     (30,883)
Redemption of preferred stocks                           (406)        (255)
Dividends paid                                        (17,342)     (15,908)
                                                     --------     --------
Net cash from(used in) financing activities            27,172       (3,117)
                                                     --------     --------
Net increase(decrease) in cash and
  cash equivalents                                     12,596       (2,615)
Cash and cash equivalents at beginning
  of period                                            12,661       12,974
                                                     --------     --------

Cash and cash equivalents at end of period           $ 25,257     $ 10,359
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 29,947     $ 31,060
                                                     ========     ========
  Income taxes                                       $  8,917     $  6,738
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Savings Plan for Employees and the Long-Term Performance-Based Incentive Plan totaled $3,172 in 1998 and $2,046 in 1997.

The accompanying notes are an integral part of these financial statements.


















                                Page 9                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                    March 31   December 31
                                                      1998         1997
                                                   ----------  -----------
Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Outstanding - 79,969,126 shares at March 31, 1998,
                   685,612 at December 31, 1997    $   99,962  $    99,607
Paid-in capital                                       333,830      326,382
Retained earnings                                     721,489      717,243
Unearned compensation                                  (1,428)        (816)
                                                   ----------  -----------
                                                   $1,153,853  $ 1,142,416
                                                   ==========  ===========

During the first three months of 1998, 165,035 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 48,029 shares were issued in connection with the Savings Plan for Employees and 70,450 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At March 31, 1998, common shares reserved for issuance in connection with the Company's stock plans were 60,923,162 shares for the Stockholder Rights Plan, 6,029,851 shares for the Dividend Reinvestment and Stock Purchase Plan, 803,058 shares for the Employees' Stock Ownership Plan, 43,992 shares for the Savings Plan for Employees and 327,135 shares for the Long-Term Performance-Based Incentive Plan.

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
                                                   ==========  ===========

Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding               $    2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares, no                       0            0
        outstanding shares                         ----------  -----------
                                                   $   11,673  $    11,673
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

NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to conform previously reported data to the current presentation.

NOTE 2 -- Acquisition
On April 1, 1998, the Company completed the previously announced acquisition of East Honolulu Community Services, Inc. ("EHCS"), a suburban Honolulu wastewater utility located on the eastern tip of Oahu, Hawaii.
The system was acquired for $18.4 million from Maunalua Associates, Inc., a subsidiary of Kemper Corporation. At March 31, 1998, the $18.4 million payment was in escrow and recorded as an other current asset.

EHCS provides wastewater service to a population of approximately 29,000 in the community of Hawaii Kai. For the latest fiscal year ended December 31, 1997, EHCS had unaudited revenues of $6.3 million, net income of $.8 million and total assets of $17.1 million.

NOTE 3 -- New Accounting Standards
In 1998, the Company will adopt two new accounting standards issued by the Financial Accounting Standards Board in June of 1997. Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information," neither of which will have any effect on the Company's financial position or results of operations as they require only changes to, or additions to, current disclosures.

Also in 1998, the Company will adopt SFAS No. 132, "Employers' Disclosures about Pensions and Postretirement Benefits," which revises and standardizes employers' disclosures about pension and other postretirement benefit plans required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," but does not change the measurement or recognition of those plans. This new standard, issued in February 1998, is effective for fiscal years beginning after December 15, 1997.
















                                 Page 11                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the first quarter of 1998 were 6% higher than for the first quarter of 1997 primarily due to authorized rate increases for several subsidiaries in the latter part of 1997.

During the first four months of 1998, two utility subsidiaries received rate orders which are expected to provide approximately $1.7 million in additional annual revenues. Six subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $46.1 million in additional annual revenues.

The 55.3 billion gallons of water sold in the first quarter of 1998 was 1% less than the 55.9 billion gallons sold in the first quarter of 1997.

Total operating expenses for the first quarter of 1998 were 4% higher than a year ago. Operation and maintenance expenses were 1% higher than the first quarter of 1997. Depreciation expense was higher due to growth in utility plant in service. Increased general tax expense reflects higher property values and increased gross receipts.

Income deductions increased by 2% in the first quarter of 1998 compared to the same period last year. Interest expense rose by 3% to $36.5 million in the first quarter of 1998 compared to the first quarter of 1997, primarily due to an increase in total debt to fund construction of new water service assets.

The total allowance for funds used during construction ("AFUDC") recorded in the first quarter of 1998 was 12% higher than the first quarter of 1997. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.

Income taxes increased in the first three months of 1998 when compared to the first three months in 1997, as a result of increased earnings and the reversal of flow-through differences primarily relating to depreciation.

Net income to common stock was $20.6 million for the first quarter of 1998 compared with $17.0 million for the same period in 1997.
















                                 Page 12                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------


Capital Resources and Liquidity
--------------------------------
All shares of common stock issued during 1998 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan, the Savings Plan for Employees and the Long-Term Performance-Based Incentive Plan.

On April 16, 1998, the Company announced that purchases of the Company's common stock made through the Dividend Reinvestment and Stock Purchase Plan ("Plan") will be priced at a two percent discount effective May 15, 1998. The two percent discount from the applicable average market price will be applied to common shares purchased through the reinvestment of dividends paid on the Company's common, preferred and preference stocks, as well as to any optional cash investments made by stockholders. The discount will also be applied to initial cash investments made by customers of the Company's utility subsidiaries.

During the balance of 1998, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

Four utility subsidiaries issued $21.7 million of long-term debt during the first four months of 1998. In addition, the Company invested $30.4 million in the common stock of five subsidiaries. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1998, with the proceeds used to repay bank loans and fund construction projects.






















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


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended March 31, 1998.









































                               Page 14                            FORM 10-Q





SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date May 11, 1998                  /s/ J. James Barr
----------------------             --------------------------------------
                                   J. James Barr, President and
                                   Chief Executive Officer
                                            (Authorized Officer)





Date May 11, 1998                  /s/ Robert D. Sievers
----------------------             --------------------------------------
                                   Robert D. Sievers, Comptroller
                                         (Chief Accounting Officer)