Form 10-Q
period 1998-06-30
AMERICAN WATER WORKS CO INC
filed 1998-08-13
CIK 318819

FORM 10-Q                       Page 1 of 17

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1998
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At August 1, 1998, the number of shares of common stock, $1.25 par value, outstanding was 80,367,099 shares.






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

                                                      Three Months Ended
                                                            June 30,
                                                       1998         1997
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $255,980     $237,915
                                                     --------     --------
Operating expenses
  Operation and maintenance                           110,403      104,396
  Depreciation and amortization                        29,074       25,355
  General taxes                                        22,882       21,590
                                                     --------     --------
                                                      162,359      151,341
                                                     --------     --------
Operating income                                       93,621       86,574
Allowance for other funds used during
  construction                                          2,529        1,623
Other income                                              596          341
                                                     --------     --------
                                                       96,746       88,538
                                                     --------     --------
Income deductions
  Interest                                             38,718       36,483
  Allowance for borrowed funds used
    during construction                                (1,281)      (1,119)
  Amortization of debt expense                            447          395
  Preferred dividends of subsidiaries                     873          885
  Other deductions                                        658          530
                                                     --------     --------
                                                       39,415       37,174
                                                     --------     --------
Income before income taxes                             57,331       51,364
Provision for income taxes                             22,269       19,724
                                                     --------     --------
Net income                                             35,062       31,640
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 34,066     $ 30,644
                                                     ========     ========
Average shares of basic common stock outstanding       80,174       79,033

Basic and diluted earnings per common share on
average shares outstanding                           $   0.42     $   0.39
                                                     ========     ========





                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                            June 30,
                                                       1998         1997
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $721,489     $664,305

Add - net income                                       35,062       31,640
                                                     --------     --------
                                                      756,551      695,945
                                                     --------     --------

Deduct - dividends paid
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock  - $.205 per share in 1998;
                  $.19 per share in 1997               16,421       15,006
                                                     --------     --------
                                                       17,417       16,002
                                                     --------     --------
Balance at end of period                             $739,134     $679,943
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

                                                       Six Months Ended
                                                            June 30,
                                                       1998         1997
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $481,980     $451,272
                                                     --------     --------
Operating expenses
  Operation and maintenance                           212,435      205,149
  Depreciation and amortization                        57,583       50,412
  General taxes                                        46,425       44,234
                                                     --------     --------
                                                      316,443      299,795
                                                     --------     --------
Operating income                                      165,537      151,477
Allowance for other funds used during
  construction                                          4,106        3,027
Other income                                              427          450
                                                     --------     --------
                                                      170,070      154,954
                                                     --------     --------
Income deductions
  Interest                                             75,264       72,101
  Allowance for borrowed funds used
    during construction                                (2,064)      (1,820)
  Amortization of debt expense                            873          787
  Preferred dividends of subsidiaries                   1,739        1,774
  Other deductions                                      1,465        1,391
                                                     --------     --------
                                                       77,277       74,233
                                                     --------     --------
Income before income taxes                             92,793       80,721
Provision for income taxes                             36,143       31,051
                                                     --------     --------
Net income                                             56,650       49,670
Dividends on preferred stocks                           1,992        1,992
                                                     --------     --------
Net income to common stock                           $ 54,658     $ 47,678
                                                     ========     ========
Average shares of basic common stock outstanding       79,995       78,827

Basic and diluted earnings per common share on
average shares outstanding                           $   0.68     $   0.60
                                                     ========     ========










                               Page 5                            FORM 10-Q


                                                       Six Months Ended
                                                            June 30,
                                                       1998        1997
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $717,243     $662,183

Add - net income                                       56,650       49,670
                                                     --------     --------
                                                      773,893      711,853
                                                     --------     --------
Deduct - dividends paid
  Preferred stock                                       1,764        1,764
  Preference stock                                        228          228
  Common stock - $.41 per share in 1998;
                 $.38 per share in 1997                32,767       29,918
                                                     --------     --------
                                                       34,759       31,910
                                                     --------     --------
Balance at end of period                             $739,134     $679,943
                                                     ========     ========


The accompanying notes are an integral part of these financial statements.

































                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                June 30        December 31
                                                  1998             1997
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 3,839,020      $ 3,713,390
  Utility plant acquisition adjustments            55,339           58,976
  Non-utility property, net of accumulated
    depreciation                                   31,768           32,942
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    24,347           22,745
                                              -----------      -----------
                                                3,950,474        3,828,053
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        24,334           12,661
  Customer accounts receivable                     68,375           67,318
  Allowance for uncollectible accounts             (1,404)          (1,249)
  Unbilled revenues                                68,686           55,750
  Miscellaneous receivables                         7,472            5,673
  Materials and supplies                           12,420           11,415
  Deferred vacation pay                            12,866           11,132
  Other                                            10,240           10,158
                                              -----------      -----------
                                                  202,989          172,858
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     183,741          181,566
  Debt and preferred stock expense                 31,205           30,216
  Deferred pension expense                         24,316           22,163
  Deferred postretirement benefit expense          11,868           11,372
  Deferred treatment plant costs                    7,404            7,690
  Deferred water utility billings                   2,930            4,013
  Tank painting costs                              11,299           10,531
  Funds restricted for construction                 5,785            5,340
  Other                                            49,747           40,484
                                              -----------      -----------
                                                  328,295          313,375
                                              -----------      -----------
                                              $ 4,481,758      $ 4,314,286
                                              ===========      ===========







                                 Page 7                          FORM 10-Q


                                                June 30        December 31
                                                  1998             1997
                                               -----------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   100,383     $    99,607
  Paid-in capital                                  343,735         326,382
  Retained earnings                                739,134         717,243
  Unearned compensation                             (1,228)           (816)
                                               -----------     -----------
    Common stockholders' equity                  1,182,024       1,142,416

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               39,075          39,734
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,255           6,256

  Long-term debt
    American Water Works Company, Inc.             116,000         116,000
    Subsidiaries                                 1,778,298       1,754,766
                                               -----------     -----------
                                                 3,173,325       3,110,845
                                               -----------     -----------
Current liabilities
  Bank debt                                        230,410         134,762
  Current portion of long-term debt                 21,053          25,148
  Accounts payable                                  27,507          42,766
  Taxes accrued, including federal income           24,025          14,409
  Interest accrued                                  34,491          33,404
  Accrued vacation pay                              12,996          11,239
  Other                                             35,588          44,725
                                               -----------     -----------
                                                   386,070         306,453
                                               -----------     -----------


















                                 Page 8                           FORM 10-Q


                                                June 30        December 31
                                                  1998             1997
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                    $   129,328     $   127,457
  Deferred income taxes                            431,338         418,248
  Deferred investment tax credits                   35,637          36,239
  Accrued pension expense                           41,240          41,079
  Accrued postretirement benefit expense            10,034          10,034
  Other                                             13,873           6,197
                                               -----------     -----------
                                                   661,450         639,254
                                               -----------     -----------
Contributions in aid of construction               260,913         257,734
                                               -----------     -----------
Commitments and contingencies                            0               0
                                               -----------     -----------
                                               $ 4,481,758     $ 4,314,286
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
                           (In thousands)

                                                       Six Months Ended
                                                            June 30,
                                                       1998         1997
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 56,650     $ 49,670
Adjustments
   Depreciation and amortization                       57,583       50,412
   Provision for deferred income taxes                 11,622       12,994
   Provision for losses on accounts receivable          2,838        3,495
   Allowance for other funds used during
     construction                                      (4,106)      (3,027)
   Employee benefit expenses greater (less) than
     funding                                           (1,518)         154
   Employee stock plan expenses                         3,903        3,411
   Deferred tank painting costs                        (1,643)        (984)
   Deferred rate case expense                            (493)        (991)
   Amortization of deferred charges                     4,354        4,266
   Other, net                                          (4,814)       1,881
   Changes in assets and liabilities
      Accounts receivable                              (5,539)      (5,567)
      Unbilled revenues                               (12,936)      (9,164)
      Other current assets                             (1,087)      (2,205)
      Accounts payable                                (15,259)      (9,512)
      Taxes accrued, including federal income           9,616       11,686
      Interest accrued                                  1,087          722
      Other current liabilities                        (9,137)      (8,866)
                                                     --------     --------
Net cash from operating activities                     91,121       98,375
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (150,232)    (142,332)
Allowance for other funds used during
  construction                                          4,106        3,027
Utility system acquisitions                           (29,938)        (125)
Proceeds from the disposition of property,
  plant and equipment                                   1,213          507
Removal costs from property, plant and
  equipment retirements                                (3,006)      (3,358)
Funds restricted for construction activity               (445)      (8,834)
                                                     --------     --------
Net cash used in investing activities                (178,302)    (151,115)
                                                     --------     --------










                                Page 10                          FORM 10-Q

                                                        Six Months Ended
                                                            June 30,
                                                       1998         1997
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $ 33,901     $ 87,000
Proceeds from common stock                             13,356       13,062
Net borrowings under
  line-of-credit agreements                            95,648        9,351
Advances and contributions for construction,
  net of refunds                                        7,519        5,302
Debt issuance costs                                    (1,687)        (978)
Repayment of long-term debt                           (14,464)     (32,068)
Redemption of preferred stocks                           (660)        (544)
Dividends paid                                        (34,759)     (31,910)
                                                     --------     --------
Net cash from financing activities                     98,854       49,215
                                                     --------     --------
Net increase (decrease) in cash and
  cash equivalents                                     11,673       (3,525)
Cash and cash equivalents at beginning
  of period                                            12,661       12,974
                                                     --------     --------

Cash and cash equivalents at end of period           $ 24,334     $  9,449
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 76,437     $ 72,661
                                                     ========     ========
  Income taxes                                       $ 19,731     $ 16,155
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term
Performance-Based Incentive Plan totaled $5,607 in 1998 and $2,607 in 1997.

The accompanying notes are an integral part of these financial statements.


















                                Page 11                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)


                                                     June 30   December 31
                                                      1998         1997
                                                   ----------  -----------

Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                $   40,000  $    40,000
                                                   ----------  -----------

Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding               $    2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares                          --           --
                                                   ----------  -----------
                                                   $   11,673  $    11,673
                                                   ==========  ===========

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Outstanding - 80,306,735 shares at June 30, 1998;
                79,685,612 at December 31, 1997    $  100,383  $    99,607
Paid-in capital                                       343,735      326,382
Retained earnings                                     739,134      717,243
Unearned compensation                                  (1,228)        (816)
                                                   ----------  -----------
                                                   $1,182,024  $ 1,142,416
                                                   ==========  ===========

During the first six months of 1998, 358,791 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 95,499 shares were issued in connection with the Employees' Stock Ownership Plan, 96,383 shares were issued in connection with the Savings Plan for Employees and 70,450 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At June 30, 1998, common shares reserved for issuance in connection with the Company's stock plans were 60,923,162 shares for the Stockholder Rights Plan, 5,836,095 shares for the Dividend Reinvestment and Stock Purchase Plan, 707,559 shares for the Employees' Stock Ownership Plan, 895,638 shares for the Savings Plan for Employees and 327,135 shares for the Long-Term Performance-Based Incentive Plan.


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
















                                 Page 13                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the second quarter and the first six months of 1998 were higher than for the same periods of 1997 by 8% and 7%, respectively. The increases are primarily due to authorized rate increases for several subsidiaries in the latter part of 1997.

During the first seven months of 1998, two utility subsidiaries received rate orders which are expected to provide approximately $1.7 million in additional annual revenues. Six subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $46.1 million in additional annual revenues.

Water sales volume during the second quarter of 1998 decreased 1% to 60.0 billion gallons from 60.5 billion gallons in the second quarter of 1997. The 115.3 billion gallons of sales volume for the first six months of 1998 was 1% less than the 116.4 billion gallons sold in the same period of 1997.

Total operating expenses for the second quarter of 1998 increased 7% in comparison to those in the second quarter of 1997. The total operating expenses in the first six months of 1998 increased by 6% over the same period last year. Operation and maintenance expenses in the second quarter and first six months of 1998 increased 6% and 4%, respectively, when compared to the same periods in 1997. Depreciation expense was higher for the second quarter and first six months of 1998 when compared to the second quarter and first six months of 1997 due to growth in utility plant in service. General taxes increased in the second quarter and first six months of 1998 when compared to the same periods of 1997 reflecting higher property values and increased gross receipts.

Income deductions, primarily interest, were 6% higher for the second quarter and 4% higher for the first six months when compared to the same periods in 1997. The increases can be attributed primarily to an increase in total debt to fund the construction of new water service assets.

The total allowance for funds used during construction ("AFUDC") recorded in the second quarter and the first six months of 1998 increased 39% and 27%, respectively, when compared to the same periods in 1997. The increases were a result of construction of new water service assets. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.













                                 Page 14                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------
Results of Operations (contd.)
------------------------------
Income taxes increased in the second quarter and the first six months of 1998 when compared to the same periods in 1997. The increases can be attributed to increased earnings in 1998 and the reversal of flow-through differences primarily relating to depreciation.

Net income to common stock was $34.1 million for the second quarter of 1998 compared with $30.6 million for the same period in 1997. Net income to common stock for the first six months of 1998 was $54.7 million compared with $47.7 million for the first six months of 1997.

Capital Resources and Liquidity
-------------------------------
All shares of common stock issued during 1998 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, the Savings Plan for Employees, and the Long-Term Performance-Based Incentive Plan.

During the balance of 1998, the Company plans to continue issuing common stock through its Dividend Reinvestment and Stock Purchase Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

Ten utility subsidiaries issued $95.2 million of long-term debt during the first seven months of 1998. The Company issued $120.0 million of long-term debt on July 15, 1998. In addition, the Company invested $92.9 million in the common stock of twelve subsidiaries during the first seven months of 1998. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1998, with the proceeds used to repay bank loans and to fund construction projects.

Year 2000 Issues
----------------
Many computer systems in use today were designed and developed without regard to the impact of the upcoming century change. Computer programs and devices often use only two digits for the year to identify dates. As a result, computer systems may fail completely or create erroneous results unless corrective measures are taken.

An inventory of all important computer programs and devices with embedded technology has been prepared for each utility subsidiary. Those inventories are being used to track the status of any necessary upgrades or replacements, and to log the results of testing by Company personnel to ensure that all important systems are in fact Year 2000 compliant. In some instances work on other information technology projects has been delayed because of Year 2000 remediation projects, but these delays are not expected to have a significant impact on the Company's operations. Because the Company is particularly dependent on its computerized financial, customer service and treatment plant automation systems, those systems are the primary areas in which Year 2000 efforts are focused.

                               Page 15                          FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations (contd.)
--------------------------------------------------------------------------

Year 2000 Issues (cont.d)
-------------------------
The Company is currently implementing two new software packages for financial and customer service applications that are Year 2000 compliant. Although the decision to purchase and implement this software was based on an analysis of all of the Company's current and future systems requirements, once the decision was made these projects became critical parts of the Company's Year 2000 compliance plan. Implementation and testing of the financial system is expected to be completed by the end of 1998, while work on the customer service software project will continue into 1999. If the implementation of the new customer service software does not progress as expected over the next few months, the Company will postpone the implementation of the new software and instead make its current software Year 2000 compliant. In conjunction with these two projects, midrange and personal computers have been upgraded with hardware and operating systems that are Year 2000 compliant.

Many of the Company's water treatment plants utilize automation systems that are controlled by personal computers. These systems are being tested and upgraded if necessary, and that work is expected to be completed by the end of 1998.

In addition to the work being done on the Company's internal systems, interfaces used to exchange information with banks and other entities are being tested to ensure Year 2000 compliance. And where feasible, plans are being formulated to minimize the impact of problems outside parties may have in providing supplies and services.

The cost of the new financial and customer service software, implementation consulting services, and the cost of upgrading and replacing computer equipment will be capitalized by the utility subsidiaries and included in future rate increase requests. The total cost of these capital projects is expected to be approximately $40 million, of which approximately $20 million has been incurred to date. Costs for specific Year 2000 remediation projects will be charged to expense unless they meet the requirements for deferral as regulatory assets. However, current period expenses are not expected to be materially different from the usual ongoing level of information systems related expenses.

Forward Looking Information
---------------------------
This report, including management's discussion and analysis, contains certain forward looking statements regarding the Company's results of operations and financial position. These forward looking statements are based on current information and expectations, and are subject to risks and uncertainties which could cause the Company's actual results to differ materially from expected results.








                                Page 16                          FORM 10-Q

                      PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------


A.  Exhibits
    --------

Exhibit number (10), Material Contracts, is filed herewith electronically.

Exhibit number (27), Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended June 30, 1998.








































                               Page 17                            FORM 10-Q





SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date August 13, 1998                J. James Barr
----------------------             --------------------------------------
                                   President and CEO
                                   (Authorized Officer)





Date August 13, 1998                Robert D. Sievers
----------------------             --------------------------------------
                                   Comptroller
                                   (Chief Accounting Officer)