Form 10-Q
period 1998-09-30
AMERICAN WATER WORKS CO INC
filed 1998-11-13
CIK 318819

FORM 10-Q                       Page 1 of 19

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1998
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At November 1, 1998, the number of shares of common stock, $1.25 par value, outstanding was 80,676,633 shares.






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

                                                      Three Months Ended
                                                         September 30,
                                                       1998         1997
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $282,548     $266,012
                                                     --------     --------
Operating expenses
  Operation and maintenance                           115,819      113,345
  Depreciation and amortization                        30,425       25,994
  General taxes                                        23,391       21,765
                                                     --------     --------
                                                      169,635      161,104
                                                     --------     --------
Operating income                                      112,913      104,908
Allowance for other funds used during
  construction                                          2,570        1,817
Other income                                              942          699
                                                     --------     --------
                                                      116,425      107,424
                                                     --------     --------
Income deductions
  Interest                                             39,484       36,600
  Allowance for borrowed funds used
    during construction                                (1,390)      (1,329)
  Amortization of debt expense                            464          400
  Preferred dividends of subsidiaries                     830          878
  Other deductions                                        993          519
                                                     --------     --------
                                                       40,381       37,068
                                                     --------     --------
Income before income taxes                             76,044       70,356
Provision for income taxes                             29,399       26,865
                                                     --------     --------
Net income                                             46,645       43,491
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 45,649     $ 42,495
                                                     ========     ========
Average shares of basic common stock outstanding       80,540       79,332

Basic and diluted earnings per common share on
average shares outstanding                           $   0.57     $   0.54
                                                     ========     ========





                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                          September 30,
                                                       1998         1997
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $739,134     $679,943

Add - net income                                       46,645       43,491
                                                     --------     --------
                                                      785,779      723,434
                                                     --------     --------

Deduct - dividends paid
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock  - $.205 per share in 1998;
                  $.19 per share in 1997               16,476       15,058
                                                     --------     --------
                                                       17,472       16,054
                                                     --------     --------
Balance at end of period                             $768,307     $707,380
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

                                                       Nine Months Ended
                                                          September 30,
                                                       1998         1997
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $764,528     $717,284
                                                     --------     --------
Operating expenses
  Operation and maintenance                           328,254      318,494
  Depreciation and amortization                        88,008       76,406
  General taxes                                        69,816       65,999
                                                     --------     --------
                                                      486,078      460,899
                                                     --------     --------
Operating income                                      278,450      256,385
Allowance for other funds used during
  construction                                          6,676        4,844
Other income                                            1,369        1,053
                                                     --------     --------
                                                      286,495      262,282
                                                     --------     --------
Income deductions
  Interest                                            114,748      108,701
  Allowance for borrowed funds used
    during construction                                (3,454)      (3,149)
  Amortization of debt expense                          1,337        1,187
  Preferred dividends of subsidiaries                   2,569        2,652
  Other deductions                                      2,458        1,814
                                                     --------     --------
                                                      117,658      111,205
                                                     --------     --------
Income before income taxes                            168,837      151,077
Provision for income taxes                             65,542       57,916
                                                     --------     --------
Net income                                            103,295       93,161
Dividends on preferred stocks                           2,988        2,988
                                                     --------     --------
Net income to common stock                           $100,307     $ 90,173
                                                     ========     ========
Average shares of basic common stock outstanding       80,146       78,997

Basic and diluted earnings per common share on
average shares outstanding                           $   1.25     $   1.14
                                                     ========     ========










                               Page 5                            FORM 10-Q


                                                       Nine Months Ended
                                                          September 30,
                                                       1998        1997
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $717,243     $662,183

Add - net income                                      103,295       93,161
                                                     --------     --------
                                                      820,538      755,344
                                                     --------     --------
Deduct - dividends paid
  Preferred stock                                       2,646        2,646
  Preference stock                                        342          342
  Common stock - $.615 per share in 1998;
                 $.57 per share in 1997                49,243       44,976
                                                     --------     --------
                                                       52,231       47,964
                                                     --------     --------
Balance at end of period                             $768,307     $707,380
                                                     ========     ========


The accompanying notes are an integral part of these financial statements.

































                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                             September 30      December 31
                                                  1998             1997
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 3,914,171      $ 3,713,390
  Utility plant acquisition adjustments            56,248           58,976
  Non-utility property, net of accumulated
    depreciation                                   31,666           32,942
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition                                    24,365           22,745
                                              -----------      -----------
                                                4,026,450        3,828,053
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        29,209           12,661
  Customer accounts receivable                     82,092           67,318
  Allowance for uncollectible accounts             (1,611)          (1,249)
  Unbilled revenues                                60,773           55,750
  Miscellaneous receivables                         8,157            5,673
  Materials and supplies                           12,466           11,415
  Deferred vacation pay                            10,864           11,132
  Other                                            10,518           10,158
                                              -----------      -----------
                                                  212,468          172,858
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     185,100          181,566
  Debt and preferred stock expense                 32,629           30,216
  Deferred pension expense                         25,385           22,163
  Deferred postretirement benefit expense          11,488           11,372
  Deferred treatment plant costs                    7,139            7,690
  Deferred water utility billings                   2,198            4,013
  Tank painting costs                              12,494           10,531
  Funds restricted for construction                18,210            5,340
  Other                                            51,908           40,484
                                              -----------      -----------
                                                  346,551          313,375
                                              -----------      -----------
                                              $ 4,585,469      $ 4,314,286
                                              ===========      ===========







                                 Page 7                          FORM 10-Q


                                              September 30      December 31
                                                  1998             1997
                                               -----------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   100,756     $    99,607
  Paid-in capital                                  352,096         326,382
  Retained earnings                                768,307         717,243
  Unearned compensation                             (1,201)           (816)
                                               -----------     -----------
    Common stockholders' equity                  1,219,958       1,142,416

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               38,567          39,734
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,255           6,256

  Long-term debt
    American Water Works Company, Inc.             236,000         116,000
    Subsidiaries                                 1,844,746       1,754,766
                                               -----------     -----------
                                                 3,397,199       3,110,845
                                               -----------     -----------
Current liabilities
  Bank debt                                         84,714         134,762
  Current portion of long-term debt                 18,806          25,148
  Accounts payable                                  29,800          42,766
  Taxes accrued, including federal income           27,838          14,409
  Interest accrued                                  42,457          33,404
  Accrued vacation pay                              11,010          11,239
  Other                                             34,255          44,725
                                               -----------     -----------
                                                   248,880         306,453
                                               -----------     -----------


















                                 Page 8                           FORM 10-Q


                                               September 30    December 31
                                                  1998             1997
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                    $   134,378     $   127,457
  Deferred income taxes                            439,964         418,248
  Deferred investment tax credits                   35,301          36,239
  Accrued pension expense                           43,303          41,079
  Accrued postretirement benefit expense             9,924          10,034
  Other                                             13,689           6,197
                                               -----------     -----------
                                                   676,559         639,254
                                               -----------     -----------
Contributions in aid of construction               262,831         257,734
                                               -----------     -----------
Commitments and contingencies                            0               0
                                               -----------     -----------
                                               $ 4,585,469     $ 4,314,286
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
                           (In thousands)

                                                       Nine Months Ended
                                                          September 30,
                                                       1998         1997
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $103,295     $ 93,161
Adjustments
   Depreciation and amortization                       88,008       76,406
   Provision for deferred income taxes                 19,150       20,317
   Provision for losses on accounts receivable          4,550        5,033
   Allowance for other funds used during
     construction                                      (6,676)      (4,844)
   Employee benefit expenses greater (less) than
     funding                                           (1,219)         761
   Employee stock plan expenses                         4,486        4,207
   Deferred tank painting costs                        (3,283)      (1,393)
   Deferred rate case expense                          (1,137)      (1,689)
   Deferred treatment plant costs                      (1,606)      (2,265)
   Amortization of deferred charges                     7,558        6,578
   Other, net                                          (8,485)       2,176
   Changes in assets and liabilities
      Accounts receivable                             (21,446)     (12,763)
      Unbilled revenues                                (5,023)      (3,856)
      Other current assets                             (1,411)      (5,001)
      Accounts payable                                (12,966)      (8,316)
      Taxes accrued, including federal income          13,429       16,184
      Interest accrued                                  9,053        6,271
      Other current liabilities                       (10,470)      (8,829)
                                                     --------     --------
Net cash from operating activities                    175,807      182,138
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (241,717)    (231,087)
Allowance for other funds used during
  construction                                          6,676        4,844
Utility system acquisitions                           (42,072)        (125)
Proceeds from the disposition of property,
  plant and equipment                                   1,802          934
Removal costs from property, plant and
  equipment retirements                                (4,531)      (5,625)
Funds restricted for construction activity            (12,870)      (6,714)
                                                     --------     --------
Net cash used in investing activities                (292,712)    (237,773)
                                                     --------     --------










                                Page 10                          FORM 10-Q

                                                        Nine Months Ended
                                                           September 30,

                                                       1998         1997
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $225,700     $107,000
Proceeds from common stock                             21,403       18,231
Net borrowings(repayments)under
  line-of-credit agreements                           (50,048)       6,702
Advances and contributions for construction,
  net of refunds                                       15,588       14,311
Debt issuance costs                                    (3,729)      (1,388)
Repayment of long-term debt                           (22,062)     (42,514)
Redemption of preferred stocks                         (1,168)      (1,056)
Dividends paid                                        (52,231)     (47,964)
                                                     --------     --------
Net cash from financing activities                    133,453       53,322
                                                     --------     --------
Net increase (decrease) in cash and
  cash equivalents                                     16,548       (2,313)
Cash and cash equivalents at beginning
  of period                                            12,661       12,974
                                                     --------     --------

Cash and cash equivalents at end of period           $ 29,209     $ 10,661
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $108,821     $104,285
                                                     ========     ========
  Income taxes                                       $ 37,693     $ 31,351
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term
Performance-Based Incentive Plan totaled $6,210 in 1998 and $4,873 in 1997.

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

                                                  Septmber 30   December 31
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Outstanding - 80,605,145 shares at September 30, 1998;
                79,685,612 at December 31, 1997    $  100,756  $    99,607
Paid-in capital                                       352,096      326,382
Retained earnings                                     768,307      717,243
Unearned compensation                                  (1,201)        (816)
                                                   ----------  -----------
                                                   $1,219,958  $ 1,142,416
                                                   ==========  ===========

During the first nine months of 1998, 607,075 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 95,499 shares were issued in connection with the Employees' Stock Ownership Plan, 146,509 shares were issued in connection with the Savings Plan for Employees and 70,450 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At September 30, 1998, common shares reserved for issuance in connection with the Company's stock plans were 60,923,162 shares for the Stockholder Rights Plan, 5,587,811 shares for the Dividend Reinvestment and Stock Purchase Plan, 707,559 shares for the Employees' Stock Ownership Plan, 845,512 shares for the Savings Plan for Employees and 327,135 shares for the Long-Term Performance-Based Incentive Plan.


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

NOTE 2 -- Acquisitions
On April 1, 1998, the Company completed the previously announced acquisition of East Honolulu Community Services, Inc. ("EHCS"), a suburban Honolulu wastewater utility located on the eastern tip of Oahu, Hawaii.
The system was acquired for $17.3 million from Maunalua Associates, Inc., a subsidiary of Kemper Corporation.

EHCS provides wastewater service to a population of approximately 29,000 in the community of Hawaii Kai. For the latest fiscal year ended December 31, 1997, EHCS had unaudited revenues of $6.3 million, net income of $.8 million and total assets of $17.1 million.

On October 13, 1998, the Company announced that an agreement in principle had been reached to acquire National Enterprises, Inc.(NEI)for approximately $700 million. Subsidiaries of NEI, a privately owned company, provide water service to more than 1.7 million people in Missouri, Illinois, Indiana and New York.

The transaction, which will be accounted for as a pooling of interests, will be accomplished through a tax free exchange of 14,937,000 shares of the Company's stock valued at $475 million, for all of the outstanding shares of NEI and $225 million of assumed debt. It is anticipated that the transaction will be completed in 1999, following regulatory approvals, termination of the waiting period under Federal anti-trust laws and completion of other requirements.

NEI is the parent company of Continental Water Company, which in turn owns:
St. Louis County Water Company serving suburban St. Louis, Missouri; Northwest Indiana Water Company serving Gary, Hobart and surrounding areas; Northern Illinois Water Company serving Champaign, Urbana and surrounding areas; and Long Island Water Corporation serving the southwest portion of Nassau County on Long Island, New York. NEI also has passive investments in the telecommunications industry owning approximately 4 million shares of ITC Deltacom and .6 million shares of Powertel as well as an interest in privately held ITC Holdings.

All of the common stock of NEI is currently owned by descendants of the Charles Stewart Mott family. Upon completion of this transaction, the Mott family will hold approximately 16% of the outstanding shares of American Water Works common stock. It is expected that two representatives of the Mott family will be elected to the Board of the Company.

NOTE 3 -- New Accounting Standards
In 1998, the Company will adopt two new accounting standards issued by the Financial Accounting Standards Board in June of 1997. Statement of


                                 Page 13                       FORM 10-Q

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











































                                 Page 14                       FORM 10-Q

                     PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the third quarter and the first nine months of 1998 were higher than for the same periods of 1997 by 6% and 7%, respectively. The increases are primarily due to authorized rate increases for several subsidiaries in the latter part of 1997.

During the first ten months of 1998, five utility subsidiaries received rate orders which are expected to provide approximately $4.8 million in additional annual revenues. Five subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $42.7 million in additional annual revenues.

Water sales volume during the third quarter of 1998 increased 1% to 76.7 billion gallons from 76.3 billion gallons in the third quarter of 1997.
The 192.0 billion gallons of sales volume for the first nine months of 1998 was approximately equal to the 192.6 billion gallons sold in the same period of 1997.

Total operating expenses for the third quarter and for the first nine months of 1998 increased by 5% over the same periods last year. Operation and maintenance expenses in the third quarter and first nine months of 1998 increased 2% and 3%, respectively, when compared to the same periods in 1997. Depreciation expense was higher for the third quarter and first nine months of 1998 when compared to the third quarter and first nine months of 1997 due to growth in utility plant in service. General taxes increased in the third quarter and first nine months of 1998 when compared to the same periods of 1997 reflecting higher property values and increased gross receipts.

Income deductions, primarily interest, were 9% higher for the third quarter and 6% higher for the first nine months when compared to the same periods in 1997. The increases can be attributed primarily to an increase in total debt to fund the construction of new water service assets.

The total allowance for funds used during construction ("AFUDC") recorded in the third quarter and the first nine months of 1998 increased 26% and 27%, respectively, when compared to the same periods in 1997. The increases were a result of construction of new water service assets. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.

Income taxes increased in the third quarter and the first nine months of 1998 when compared to the same periods in 1997. The increases can be attributed to increased earnings in 1998 and the reversal of flow-through differences primarily relating to depreciation.

Net income to common stock was $45.6 million for the third quarter of 1998 compared with $42.5 million for the same period in 1997. Net income to common stock for the first nine months of 1998 was $100.3 million compared with $90.2 million for the first nine months of 1997.





                                 Page 15                       FORM 10-Q


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

Eleven utility subsidiaries issued $105.7 million of long-term debt during the first ten months of 1998. The Company issued $120.0 million of long-term debt on July 15, 1998. In addition, the Company invested $93.4 million in the common stock of thirteen subsidiaries during the first ten months of 1998. One subsidiary re-purchased $3.5 million of the subsidiary's common stock from the Company. The proceeds from these financing arrangements have been used to fund construction programs and repay bank borrowings. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1998, with the proceeds used to repay bank loans and to fund construction projects.


Year 2000 Issues
----------------
Many computer systems in use today were designed and developed without regard to the impact of the upcoming century change. Computer programs and devices often use only two digits for the year to identify dates. As a result, computer systems may fail completely or create erroneous results unless corrective measures are taken.

The Company utilizes numerous computerized systems and date sensitive devices in its operations. If some of these key systems and devices are not ready for the Year 2000 there will likely be adverse effects on the Company's business, results of operations, and financial condition. The Company is also dependent on third parties that supply important materials and services such as water treatment chemicals, electric power for pumps and the processing of customer payments. The failure of some of these third parties to be Year 2000 compliant on a timely basis would also have an adverse effect on the Company. The Company has assigned a very high priority to its Year 2000 compliance efforts, and as discussed below, considerable progress has been made. These efforts are expected to be substantially completed in the second quarter of 1999.

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



                                 Page 16                       FORM 10-Q


Because the Company is particularly dependent on its computerized financial, customer service and treatment plant automation systems, those systems are the primary areas in which Year 2000 efforts are focused.

The Company is currently implementing two new software packages for financial and customer service applications that are Year 2000 compliant. Although the decision to purchase and implement this software was based on an analysis of all of the Company's current and future systems requirements, once the decision was made these projects became a key part of the Company's Year 2000 compliance plan. The enterprise software for financial applications is already in use by many of the utility subsidiaries, and implementation and testing is expected to be completed during the first quarter of 1999. The new customer service software is currently being used by two of the Company's subsidiaries, and additional subsidiaries are expected to begin using the new software in 1999. Implementation of the new customer service software will continue beyond 1999, so the customer service software currently used by many of the subsidiaries is also being made Year 2000 compliant. All of the utility subsidiaries are expected to have Year 2000 compliant customer service software by the middle of 1999. In conjunction with these two projects, midrange and personal computers have been upgraded with hardware and operating systems that are Year 2000 compliant.

Many of the Company's water treatment plants utilize automation systems that are controlled by personal computers. These systems are being tested and upgraded if necessary, and that work is expected to be completed at most facilities by the end of 1998. The Company's production and distribution facilities also utilize many pieces of equipment with embedded microcontroller chips. These chips, which may be time/date sensitive, are an integral part of critical operating equipment. Much of this equipment cannot be field tested to evaluate Year 2000 compliance, so the Company has developed a systematic approach to identify and resolve this issue that is expected to be completed during the first quarter of 1999. As a contingency, the Company's production and distribution facilities can be operated manually in the event of an internal Year 2000 related failure.

In addition to the work being done on the Company's internal systems, interfaces used to exchange information with banks and other entities are being tested to ensure Year 2000 compliance. And where feasible, plans are being formulated to minimize the impact of problems outside parties may have in providing supplies and services.

The cost of the new financial and customer service software, implementation consulting services, and the cost of upgrading and replacing computers and other equipment will be capitalized by the utility subsidiaries and included in future rate increase requests. The total cost of these capital projects is expected to be approximately $45 million, of which approximately $30 million has been incurred to date. Costs for specific Year 2000 remediation projects will be charged to expense unless they meet the requirements for deferral as regulatory assets. However, current period expenses are not expected to be materially different from the usual ongoing level of information systems related expenses.








                               Page 17                          FORM 10-Q



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


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended September 30, 1998.










































                               Page 19                            FORM 10-Q



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date November 10, 1998             /s/ J. James Barr
----------------------             --------------------------------------
                                   President and CEO
                                   (Authorized Officer)





Date November 10, 1998             /s/ Robert D. Sievers
----------------------             --------------------------------------
                                   Comptroller
                                   (Chief Accounting Officer)