Form 10-K
period 1998-12-31
AMERICAN WATER WORKS CO INC
filed 1999-03-25
CIK 318819

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

      For the fiscal year ended December 31, 1998

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 8, 1999 was $1,719,305,383.

     As of March 8, 1999, there were a total of 81,021,992 shares of Common Stock, $1.25 par value per share, outstanding.

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

     (1) The following pages and section in Registrant's Annual Report to Shareholders for 1998 are incorporated by reference into Part I, Item 1 and
Part II of this Form 10-K: pages 22 through 55, with the exception of the section entitled "Management's Responsibility for Financial Reporting" on page 37; and the section entitled "Range of Market Prices" on page 59.

     (2) The following pages and section in Registrant's definitive Proxy Statement relating to Registrant's Annual Meeting of Shareholders on May 6, 1999 are incorporated by reference into Part III of this Form 10-K: Page 4 (beginning with the eighth full paragraph thereon) through page 7, the section entitled "Director Remuneration" on page 9, pages 10 and 11, and pages 15 through 17.

                                   PART I

Item 1.    Business

     The "Description of the Business" is set forth on page 23 of the Annual Report to Shareholders for 1998, filed as Exhibit 13 to this Report on Form 10-K; and such description is hereby specifically incorporated herein by reference thereto. The information provided in that section is supplemented by the following details:

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

     Some of the expenditures for construction by regulated subsidiaries have included facilities to comply with federal and state water quality and safety standards. The nature of some of the construction is described in the subsection entitled "Capital Spending Program" under the section entitled "System Growth and Development," located on pages 24 and 26 of the Annual Report to Shareholders for 1998, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

     The number of persons employed by the Registrant and subsidiary companies totaled 4,063 at December 31, 1998.

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

      Name             Age   Business Experience During Past Five Years

J. James Barr           57   President and Chief Executive Officer
                             of the Registrant since March, 1998 and Acting
                             President and Chief Executive Officer of the
                             Registrant from November, 1997 to March, 1998.
                             Vice President and Treasurer of the
                             Registrant prior thereto.

Gerald C. Smith         64   Vice President of the Registrant.

W. Timothy Pohl         44   General Counsel and Secretary of the
                             Registrant.

Joseph F. Hartnett, Jr. 47   Treasurer of the Registrant since January,
                             1998.  Vice President and Treasurer of
                             American Water Works Service Company, Inc., service subsidiary of the Registrant, prior thereto.

Robert D. Sievers       45   Comptroller of the Registrant.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

     The information required under this item is contained in the section entitled "Range of Market Prices," located on page 59 of the Annual Report to Shareholders for 1998, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 6.    Selected Financial Data

     The information required under this item is contained in the section entitled "Consolidated Summary of Selected Financial Data," located on page 22 of the Annual Report to Shareholders for 1998, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is contained in the section entitled "Management's Discussion and Analysis," located on pages 23 through 36 of the Annual Report to Shareholders for 1998, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item with respect to market risk is contained on page 32, within the section entitled "Management's Discussion and Analysis," located on pages 23 through 36 of the Annual Report to Shareholders for 1998, filed as Exhibit 13 to this report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 8.    Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 2, 1999, except as to Note 16 which is as of February 4, 1999, appearing on pages 37 through 55 of the 1998 Annual Report to Shareholders, filed as Exhibit 13 to this Report on Form 10-K, are hereby specifically incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required under this item with respect to the Directors of the Registrant appears in the eighth full paragraph on page 4 through page 7 and in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 11 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 6, 1999, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "1934 Act"); such information is hereby specifically incorporated herein by reference thereto.

     The information required under this item with respect to the Executive Officers of the Registrant is set forth in Item 1A of Part I above pursuant to paragraph (3) of General Instruction G to Form 10-K.

Item 11.   Executive Compensation

     The information required under this item is contained in the section entitled "Director Remuneration" which is located on page 9, and in the sections entitled "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation," "Performance Graph," "Management Remuneration," and "Pension Plan" which are located on pages 12 through 17 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 6, 1999, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto, except for the "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation" and "Performance Graph" which are not so incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is contained in the section entitled "Stock Ownership Information" which is located on pages 10 and 11 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 6, 1999, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

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


DATE:  March 4, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                       Title                    Date

Principal Executive Officer:



J. James Barr                    President and Chief         March 4, 1999
                                 Executive Officer


Principal Financial Officer:



J. James Barr                    President and Chief         March 4, 1999
                                 Executive Officer


Principal Accounting Officer:



Robert D. Sievers                Comptroller                 March 4, 1999

                           SIGNATURES (Cont'd.)

Directors:


Marilyn Ware                                                 March 4, 1999


Anthony P. Terracciano                                       March 4, 1999


J. James Barr                                                March 4, 1999


William O. Albertini                                         March 4, 1999


Elizabeth H. Gemmill                                         March 4, 1999


Ray J. Groves                                                March 4, 1999


Henry G. Hager                                               March 4, 1999


Gerald C. Smith                                              March 4, 1999


Paul W. Ware                                                 March 4, 1999


Ross A. Webber                                               March 4, 1999


Horace Wilkins, Jr.                                          March 4, 1999

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549





                                 FORM 10-K







                               ANNUAL REPORT

                       YEAR ENDED DECEMBER 31, 1998




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

                    AMERICAN WATER WORKS COMPANY, INC.


                      INDEX TO FINANCIAL STATEMENTS



The following documents are filed as part of this report:

                                                              Page(s) in
(1)  FINANCIAL STATEMENTS                                    Annual Report*

     Report of Independent Accountants . . . . . . . . . . . . . . 37

     Consolidated Balance Sheet of American Water Works
     Company, Inc. and Subsidiary Companies at December 31,
     1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .38 and 39

     Consolidated Statement of Income and Retained
     Earnings of American Water Works Company, Inc.
     and Subsidiary Companies for each of the three
     years in the period ended December 31, 1998 . . . . . . . . . 40

     Consolidated Statement of Cash Flows of American
     Water Works Company, Inc. and Subsidiary Companies
     for each of the three years in the period ended
     December 31, 1998 . . . . . . . . . . . . . . . . . . . . . . 41

     Consolidated Statement of Capitalization of American
     Water Works Company, Inc. and Subsidiary Companies
     at December 31, 1998 and 1997 . . . . . . . . . . . . . . .42 and 43

     Consolidated Statement of Common Stockholders' Equity
     of American Water Works Company, Inc. and Subsidiary
     Companies for each of the three years in the period
     ended December 31, 1998 . . . . . . . . . . . . . . . . . . . 44

     Balance Sheet of American Water Works Company, Inc.
     at December 31, 1998 and 1997 . . . . . . . . . . . . . . . . 45

     Statement of Income and Retained Earnings of
     American Water Works Company, Inc. for each of the
     three years in the period ended December 31, 1998 . . . . . . 46

     Statement of Cash Flows of American Water Works
     Company, Inc. for each of the three years in the
     period ended December 31, 1998. . . . . . . . . . . . . . . . 47

     Notes to Financial Statements . . . . . . . . . . . . . .48 through 55

*Incorporated by reference from the indicated pages of the 1998 Annual Report to Shareholders, which is Exhibit 13 to this Report on Form 10-K.

                    AMERICAN WATER WORKS COMPANY, INC.

(2)  FINANCIAL STATEMENT SCHEDULES




Financial Statement Schedules not included in this Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                    Consent of Independent Accountants




We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-59059) and in the Registration Statements on Form S-8 (No. 333-52309,
No. 33-52923, and No. 333-14451) of American Water Works Company, Inc. of our report dated February 2, 1999, except as to Note 16 which is as of February 4, 1999, appearing on page 37 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K.



PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania  19103
March 25, 1999

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

                   (f) By-laws of the Registrant, as amended to February 4,
                1999, are filed herewith.

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

                   (d) Third Supplemental Indenture dated as of July 2,
                1998 between the Registrant and First Union National Bank, as Trustee, is filed herewith.

                   (e) Rights Agreement dated as of February 18, 1999
                between the Registrant and BankBoston N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4 to Form 8-A Registration Statement of the Registrant,
                No. 1-3437-2.

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

                   (d) Supplemental Executive Retirement Plan of the
                Registrant, as amended and restated July 1, 1997, is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of the Registrant for 1997.

                   (e) Supplemental Retirement Plan of the Registrant,
                as amended and restated effective July 1, 1997, is incorporated herein by reference to Exhibit 10(e) to Form 10-K report of the Registrant for 1997.

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

                   (h) Amendment No. 1 to the Annual Incentive Plan of the
                Registrant is incorporated herein by reference to Exhibit 10(h) to Form 10-K report of the Registrant for 1997.

                   (i) Deferred Compensation Plan of the Registrant,
                as amended and restated effective October 1, 1998, is filed herewith.

                   (j) Agreement between the Registrant and George W.
                Johnstone dated December 17, 1997, is incorporated herein by reference to Exhibit 10(j) to Form 10-K report of the Registrant for 1997.

                   (k) Stay Incentive Award for J. James Barr dated
                November 6, 1997, is incorporated herein by reference to
                Exhibit 10(k) to Form 10-K report of the Registrant for 1997.

  13            Annual Report to Security Holders

                   The Registrant's Annual Report to Shareholders for 1998
                is filed as exhibit hereto solely to the extent portions thereof are specifically incorporated herein by reference.

  21            Subsidiaries of the Registrant

                   Subsidiaries of the Registrant as of December 31, 1998.

  23            Consents of Experts and Counsel

                   See "Consent of Independent Accountants" on page 11 of
                this Form 10-K report.

  27            Financial Data Schedule

                   Financial Data Schedule for the fiscal year ended
                December 31, 1998.