Form 10-Q
period 1999-03-31
AMERICAN WATER WORKS CO INC
filed 1999-05-14
CIK 318819

FORM 10-Q                       Page 1 of 17

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1999
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                                 -----  -----
At May 1, 1999, the number of shares of common stock, $1.25 par value, outstanding was 81,339,945 shares.



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

                                                      Three Months Ended
                                                           March 31,
                                                       1999         1998
                                                     --------     --------
CONSOLIDATED INCOME
Operating revenues                                   $237,002     $226,000
                                                     --------     --------
Operating expenses
  Operation and maintenance                           111,039      102,032
  Depreciation and amortization                        31,304       28,509
  General taxes                                        25,317       23,543
                                                     --------     --------
                                                      167,660      154,084
                                                     --------     --------
Operating income                                       69,342       71,916
Allowance for other funds used during
  construction                                          3,185        1,577
Other income                                             (257)        (169)
                                                     --------     --------
                                                       72,270       73,324
                                                     --------     --------
Income deductions
  Interest                                             40,053       36,546
  Allowance for borrowed funds used
    during construction                                (2,380)        (783)
  Amortization of debt expense                            465          426
  Preferred dividends of subsidiaries                     821          866
  Other deductions                                        753          807
                                                     --------     --------
                                                       39,712       37,862
                                                     --------     --------
Income before income taxes                             32,558       35,462
Provision for income taxes                             12,873       13,874
                                                     --------     --------
Net income                                             19,685       21,588
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                           $ 18,689     $ 20,592
                                                     ========     ========
Average shares of basic common stock outstanding       80,970       79,815

Basic and diluted earnings per common share on
average shares outstanding                           $   0.23     $   0.26
                                                     ========     ========




                               Page 3                            FORM 10-Q


                                                      Three Months Ended
                                                            March 31,
                                                       1999         1998
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS
Balance at beginning of period                       $778,526     $717,243

Add - net income                                       19,685       21,588
                                                     --------     --------
                                                      798,211      738,831
                                                     --------     --------

Deduct - dividends paid
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock  - $.215 per share in 1999;
                  $.205 per share in 1998              17,386       16,346
                                                     --------     --------
                                                       18,382       17,342
                                                     --------     --------
Balance at end of period                             $779,829     $721,489
                                                     ========     ========


The accompanying notes are an integral part of these financial statements.
































                                 Page 4                           FORM 10-Q


       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                March 31      December 31
                                                  1999             1998
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 4,077,913      $ 4,041,819
  Utility plant acquisition adjustments, net       54,313           54,739
  Non-utility property, net of accumulated
    depreciation                                   31,823           32,217
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               24,416           24,431
                                              -----------      -----------
                                                4,188,465        4,153,206
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        45,609           39,059
  Customer accounts receivable                     69,547           73,774
  Allowance for uncollectible accounts             (1,401)          (1,583)
  Unbilled revenues                                56,946           58,778
  Miscellaneous receivables                         8,250            8,786
  Materials and supplies                           12,130           11,943
  Deferred vacation pay                            13,494           10,127
  Other                                             8,739           10,888
                                              -----------      -----------
                                                  213,314          211,772
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     187,963          186,748
  Debt and preferred stock expense                 33,203           33,617
  Deferred pension expense                         27,441           26,345
  Deferred postretirement benefit expense          10,936           11,181
  Deferred treatment plant costs                    6,607            6,873
  Deferred water utility billings                   1,560            1,862
  Tank painting costs                              12,124           12,599
  Funds restricted for construction                11,778           10,935
  Other                                            56,719           53,169
                                              -----------      -----------
                                                  348,331          343,329
                                              -----------      -----------
                                              $ 4,750,110      $ 4,708,307
                                              ===========      ===========







                                 Page 5                          FORM 10-Q


                                                March 31      December 31
                                                  1999             1998
                                               -----------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   101,557     $   101,118
  Paid-in capital                                  370,455         360,510
  Retained earnings                                779,829         778,526
  Unearned compensation                             (1,613)           (980)
  Treasury stock                                    (3,675)             --
                                               -----------     -----------
    Common stockholders' equity                  1,246,553       1,239,174

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               36,727          39,161
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,255           6,255

  Long-term debt
    American Water Works Company, Inc.             201,000         201,000
    Subsidiaries                                 1,904,129       1,905,011
                                               -----------     -----------
                                                 3,446,337       3,442,274
                                               -----------     -----------
Current liabilities
  Bank debt                                        114,057          88,590
  Current portion of long-term debt                 43,301          53,321
  Accounts payable                                  33,752          56,728
  Taxes accrued, including federal income           33,213          18,867
  Interest accrued                                  44,386          38,313
  Accrued vacation pay                              13,728          10,243
  Other                                             43,443          35,269
                                               -----------     -----------
                                                   325,880         301,331
                                               -----------     -----------


















                                 Page 6                           FORM 10-Q


                                                 March 31      December 31
                                                  1999             1998
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                    $   138,565     $   138,204
  Deferred income taxes                            456,628         451,118
  Deferred investment tax credits                   34,801          35,083
  Accrued pension expense                           50,835          48,755
  Accrued postretirement benefit expense            14,066          10,034
  Other                                              9,743           9,602
                                               -----------     -----------
                                                   704,638         692,796
                                               -----------     -----------
Contributions in aid of construction               273,255         271,906
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
                                               $ 4,750,110     $ 4,708,307
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
                           (In thousands)

                                                       Three Months Ended
                                                            March 31,
                                                       1999         1998
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 19,685     $ 21,588
Adjustments
   Depreciation and amortization                       31,304       28,509
   Provision for deferred income taxes                  5,228        4,849
   Provision for losses on accounts receivable          1,047        1,299
   Allowance for other funds used during
     construction                                      (3,185)      (1,577)
   Employee benefit expenses greater than
     funding                                            5,100          442
   Employee stock plan expenses                           698          998
   Deferred tank painting costs                           (65)        (138)
   Deferred rate case expense                            (900)        (265)
   Deferred treatment plant costs                      (1,339)        (726)
   Amortization of deferred charges                     3,392        2,334
   Other, net                                          (5,302)      (2,580)
   Changes in assets and liabilities
      Accounts receivable                               3,534        3,361
      Unbilled revenues                                 1,832        1,015
      Other current assets                              1,962         (330)
      Accounts payable                                (22,976)     (15,889)
      Taxes accrued, including federal income          14,346       17,951
      Interest accrued                                  6,073        7,086
      Other current liabilities                         8,174       (8,894)
                                                     --------     --------
Net cash from operating activities                     68,608       59,033
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                             (67,983)     (52,963)
Allowance for other funds used during
  construction                                          3,185        1,577
Utility system acquisitions                              (826)     (21,384)
Proceeds from the disposition of property,
  plant and equipment                                      84          228
Removal costs from property, plant and
  equipment retirements                                  (495)        (227)
Funds restricted for construction activity               (843)        (840)
                                                     --------     --------
Net cash used in investing activities                 (66,878)     (73,609)
                                                     --------     --------










                                Page 8                         FORM 10-Q


                                                       Three Months Ended
                                                             March 31,
                                                       1999         1998
                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $    452     $ 17,200
Proceeds from common stock                              9,032        5,381
Purchase of common stock for treasury                  (1,190)          --
Net borrowings under
  line-of-credit agreements                            25,467       25,430
Advances and contributions for construction,
  net of refunds                                        3,390        2,964
Debt issuance costs                                      (161)      (1,488)
Repayment of long-term debt                           (11,354)      (4,567)
Redemption of preferred stocks                         (2,434)        (406)
Dividends paid                                        (18,382)     (17,342)
                                                     --------     --------
Net cash from financing activities                      4,820       27,172
                                                     --------     --------
Net increase in cash and
  cash equivalents                                      6,550       12,596
Cash and cash equivalents at beginning
  of period                                            39,059       12,661
                                                     --------     --------

Cash and cash equivalents at end of period           $ 45,609     $ 25,257
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 34,648     $ 29,947
                                                     ========     ========
  Income taxes                                       $  8,413     $  8,917
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term
Performance-Based Incentive Plan totaled $1,565 in 1999 and $3,172 in 1998.

Common stock placed into treasury in connection with the Long-Term
Performance-Based Incentive Plan totaled $3,675 in 1999.

The accompanying notes are an integral part of these financial statements.













                                Page 9                          FORM 10-Q


       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                    March 31   December 31
                                                      1999         1998
                                                   ----------  -----------

Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                $   40,000  $    40,000
                                                   ----------  -----------

Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding               $    2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares                          --           --
                                                   ----------  -----------
                                                   $   11,673  $    11,673
                                                   ==========  ===========

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Outstanding - 81,245,744 shares at March 31, 1999;
                80,894,790 at December 31, 1998    $  101,557  $   101,118
Paid-in capital                                       370,455      360,510
Retained earnings                                     779,829      778,526
Unearned compensation                                  (1,613)        (980)
Treasury stock - 108,875 shares at March 31, 1999      (3,675)          --
                                                   ----------  -----------
                                                   $1,246,553  $ 1,239,174
                                                   ==========  ===========

During the first three months of 1999, 268,104 shares were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 52,063 shares were issued in connection with the Savings Plan for Employees and 30,788 shares were issued in connection with the Long-Term Performance-Based Incentive Plan. At March 31, 1999, common shares reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 5,077,496 shares for the Dividend Reinvestment and Stock Purchase Plan, 707,559 shares for the Employees' Stock Ownership Plan, 746,015 shares for the Savings Plan for Employees and 296,347 shares for the Long-Term Performance-Based Incentive Plan.


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


NOTE 2 -- Acquisitions
On October 13, 1998, the Company announced that an agreement in principle had been reached to acquire National Enterprises Inc.(NEI)in a transaction valued at $700 million. Subsidiaries of NEI, a privately owned company, provide water service to 504,000 customers in Missouri, Illinois, Indiana and New York.

The transaction, which will be accounted for as a pooling of interests, will be accomplished through a tax free exchange of 14,937,000 shares of the Company's stock valued at $475 million, for all of the outstanding shares of NEI and $225 million of assumed debt. It is anticipated that the transaction will be completed in the third quarter of 1999, following regulatory approvals, termination of the waiting period under Federal anti-trust laws and completion of other requirements.

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


NOTE 3 -- New Accounting Standards
In 1999, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As of March 31, 1999, the Company had no derivative instruments or hedging activities.






                                 Page 11                       FORM 10-Q


                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
First quarter revenues increased 5 percent from $226 million in 1998 to $237 million this year. Revenue growth for the first quarter of 1999 was driven primarily by a 4 percent increase in water sales over the previous period due to customer growth and recovery from reduced sales in California related to El Nino in the first quarter of 1998.

During the first four months of 1999, two utility subsidiaries received rate orders which are expected to provide $13.9 million in additional annual revenues. Included in this $13.9 million is $13.1 million awarded to the Company's New Jersey subsidiary in early April. Six subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $60.3 million in additional annual revenues. The largest of these, the Company's Pennsylvania subsidiary's rate case, has been filed requesting $40 million in additional annual revenues.

Operating expenses were up 9 percent to $167.7 million in 1999 from $154.1 million in the first quarter of 1998. Adverse winter weather experienced at several utility subsidiaries contributed to increased maintenance, purchased water and production costs. Other expense elements of note were expected increases in depreciation expense and general taxes, both related to the Company's ongoing program of utility plant construction.

Interest expense rose by 10% to $40.1 million in the first quarter of 1999 compared to the first quarter of 1998, primarily due to an increase in total debt to fund construction of new water service assets. The total allowance for funds used (equity and borrowed) during construction ("AFUDC") recorded in the first quarter of 1999 was $5.6 million, compared to $2.4 million in the first quarter of 1998. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.

Income taxes decreased in the first three months of 1999 when compared to the first three months in 1998, as a result of decreased earnings.

Net income to common stock was $18.7 million for the first quarter of 1999 compared with $20.6 million for the same period in 1998.


Capital Resources and Liquidity
-------------------------------
All shares of common stock issued during 1999 have been the result of stock issued in conjunction with the Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, the Savings Plan for Employees, and the Long-Term Performance-Based Incentive Plan.









                                 Page 12                       FORM 10-Q


During the balance of 1999, in addition to the NEI acquisition (see Note
2), the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

The Company placed 108,875 shares of common stock into treasury in connection with the Long-Term Performance-Based Incentive Plan in the first quarter of 1999.

In the first four months of 1999, the Company invested $2.1 million in the common stock of a subsidiary. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1999, with the proceeds used to fund construction programs, continue acquisitions and repay bank loans.


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

The Company is currently implementing two new software packages for financial and customer service applications that are Year 2000 compliant. Although the decision to purchase and implement this software was based on an analysis of all of the Company's current and future systems






                                 Page 13                       FORM 10-Q


requirements, once the decision was made these projects became a key part of the Company's Year 2000 compliance plan. New enterprise software for financial applications is now in use by all of the utility subsidiaries. The new customer service software is currently being used by two of the Company's subsidiaries, and another subsidiary is expected to begin using the new software in July. Implementation of the new customer service software will continue beyond 1999, so the customer service software currently used by many of the subsidiaries is also being made Year 2000 compliant. Several of the utility subsidiaries are now using the remediated Year 2000 compliant customer service software, and this project is expected to be completed in July. In conjunction with these projects, midrange and personal computers have been upgraded with hardware and operating systems that are Year 2000 compliant.

Many of the Company's water treatment plants utilize automation systems that are controlled by personal computers. These systems are being tested and upgraded if necessary, and that work has been completed at most facilities. The Company's production and distribution facilities also utilize many pieces of equipment with embedded microcontroller chips. These chips, which may be time/date sensitive, are an integral part of critical operating equipment. Much of this equipment cannot be field tested to evaluate Year 2000 compliance, so the Company used a systematic approach to identify and resolve this issue that was completed during the first quarter of 1999. As a contingency, the Company's production and distribution facilities can be operated manually in the event of an internal Year 2000 related failure.

In addition to the work being done on the Company's internal systems, interfaces used to exchange information with banks and other entities are being tested to ensure Year 2000 compliance. And where feasible, plans are being formulated to minimize the impact of problems outside parties may have in providing supplies and services.

The cost of the new financial and customer service software, implementation consulting services, and the cost of upgrading and replacing computers and other equipment will be capitalized by the utility subsidiaries and included in future rate increase requests. The total cost of these capital projects is expected to be approximately $45 million, of which approximately $39 million has been incurred to date. Costs for specific Year 2000 remediation projects will be charged to expense unless they meet the requirements for deferral as regulatory assets. However, current period expenses are not expected to be materially different from the usual ongoing level of information systems related expenses.












                               Page 14                          FORM 10-Q


New Accounting Standards
------------------------
In 1999, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. As of March 31, 1999, the Company had no derivative instruments or hedging activities.


Forward Looking Information
---------------------------
Forward looking statements in this report, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, among others, the following: general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; changes in business strategy or plans; quality of management; availability, terms and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with governmental regulations; Year 2000 issues; and other factors described in filings of the Company with the SEC. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.





















                               Page 15                          FORM 10-Q


                      PART II - OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------

(a)   The Company held its annual meeting of shareholders on May 6, 1999.

(c)   Class I Directors (with a term expiring in 2000) were elected by a vote of:

                                    For                 Withheld
                                    ---                 --------

      William O. Albertini          69,928,098          775,999
      Rhoda W. Cobb                 69,860,057          775,999
      Ray J. Groves                 69,884,789          775,999
      Ross A. Webber                69,920,106          775,999
      Horace Wilkins, Jr.           69,895,394          775,999

      Class II Directors (with a term expiring in 2001) were elected by a vote of:

                                     For                Withheld
                                     ---                --------

      Henry G. Hager                 69,933,145         775,999
      Gerald C. Smith                69,937,464         775,999
      Anthony P. Terracciano         69,904,972         775,999
      Marilyn Ware                   69,860,372         775,999

      Class III Directors (with a term expiring in 2002) were elected by a vote of:
                                     For                Withheld
                                     ---                --------

      J. James Barr                  69,957,056         775,999
      Elizabeth H. Gemmill           69,909,836         775,999
      Nancy Ware Wainwright          69,835,133         775,999
      Paul W. Ware                   69,860,206         775,999


The amendment of the Registrant's restated certificate of incorporation, as amended, to provide for the classification of the board of directors into three separate classes was approved by a vote of 44,369,613 for the amendment, and 16,054,055 against, with 443,419 abstentions.

The appointment of the PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 1999 was approved by a vote of 70,156,018 for the appointment and 295,873 against, with 221,593 abstentions.








                               Page 16                          FORM 10-Q


                     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------



A.  Exhibits
    --------

Exhibit Number                  Description
--------------                  -----------

      3         Articles of Incorporation and By-laws

                 (a) Certificate of Incorporation of the Registrant, as
                     amended to May 6, 1999, is filed herewith.

                 (b) By-laws of the Registrant, as amended to May 6, 1999,
                     are filed herewith.

     10         Material Contracts

                  Amendment dated December 22, 1998 to Consulting Agreement between Registrant and Anthony P. Terracciano, is filed herewith.

     27 Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended March 31, 1999.























                               Page 17                            FORM 10-Q



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date May 10, 1999                  /s/ J. James Barr
----------------------             --------------------------------------
                                   President and Chief Executive Officer
                                   (Authorized Officer)





Date May 10, 1999                  /s/ Robert D. Sievers
----------------------             --------------------------------------
                                   Comptroller
                                   (Chief Accounting Officer)