Form 10-Q
period 1999-06-30
AMERICAN WATER WORKS CO INC
filed 1999-08-16
CIK 318819

FORM 10-Q                       Page 1 of 19

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1999
                              ---------------------------------------------
                                 OR

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

                              (856) 346-8200
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                              Not Applicable
---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                          -----   -----
At August 1, 1999, the number of shares of common stock, $1.25 par value, outstanding was 96,595,725 shares.



                                 Page 2                           FORM 10-Q


                      PART I FINANCIAL INFORMATION
                       ----------------------------
                       Item 1.  Financial Statements
                       -----------------------------
        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
        -----------------------------------------------------------
         Consolidated Statements of Income and Comprehensive Income
                      and of Retained Earnings (Unaudited)
                   (In thousands, except per share amounts)

                                                       Three Months Ended
                                                           June 30,
                                                       1999         1998
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

Operating revenues                                   $318,975     $301,156
                                                     --------     --------
Operating expenses
  Operation and maintenance                           139,714      132,973
  Depreciation and amortization                        37,195       34,165
  General taxes                                        30,768       28,523
                                                     --------     --------
Total operating expenses                              207,677      195,661
                                                     --------     --------
Operating income                                      111,298      105,495
                                                     --------     --------

Other income (deductions)
  Interest                                            (44,581)     (42,591)
  Allowance for other funds used during
    construction                                        2,656        2,529
  Allowance for borrowed funds used
    during construction                                 2,706        1,451
  Amortization of debt expense                           (716)        (619)
  Preferred dividends of subsidiaries                    (825)        (873)
  Merger related costs                                (13,836)          --
  Other, net                                             (733)         150
                                                      -------      -------

Total other income (deductions)                       (55,329)     (39,953)
                                                      -------      -------
Income before income taxes                             55,969       65,542
Provision for income taxes                             22,847       25,930
                                                      -------      -------
Net income                                             33,122       39,612
Dividends on preferred stocks                             996          996
                                                      -------      -------
Net income to common stock                             32,126       38,616
                                                      -------      -------

Other comprehensive income
  Unrealized gains on securities                       34,368       12,475
  Income taxes on other comprehensive income          (13,194)      (4,865)
                                                      -------      -------
Comprehensive income                                 $ 53,300     $ 46,226
                                                     ========     ========


                               Page 3                            FORM 10-Q


                                                       Three Months Ended
                                                            June 30,
                                                       1999         1998
                                                     --------     --------

Average shares of basic common stock outstanding       96,341       95,111

Basic and diluted earnings per common share on
  average shares outstanding                         $   0.33     $   0.41
                                                     ========     ========

CONSOLIDATED RETAINED EARNINGS

Balance at April 1                                   $946,058     $875,364

Add - net income                                       33,122       39,612
                                                     --------     --------
                                                      979,180      914,976
                                                     --------     --------
Deduct - dividends paid
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock - $.215 per share in 1999;
                 $.205 per share in 1998               17,488       16,421
  National Enterprises Inc. common stock                1,475        1,416
                                                     --------     --------
                                                       19,959       18,833
                                                     --------     --------
Balance at June 30                                   $959,221     $896,143
                                                     ========     ========

The results presented in 1999 and the restated results for 1998 reflect the pooling of interests method of accounting to recognize the recent acquisition of National Enterprises Inc.

The accompanying information and notes are an integral part of these financial statements.


















                                 Page 4                           FORM 10-Q

        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
        -----------------------------------------------------------
          Consolidated Statements of Income and Comprehensive Income
                      and of Retained Earnings (Unaudited)
                   (In thousands, except per share amounts)

                                                       Six Months Ended
                                                            June 30,
                                                       1999         1998
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

Operating revenues                                   $596,391     $566,445
                                                     --------     --------
Operating expenses
  Operation and maintenance                           274,258      256,012
  Depreciation and amortization                        73,734       67,461
  General taxes                                        62,173       57,802
                                                     --------     --------
Total operating expenses                              410,165      381,275
                                                     --------     --------
Operating income                                      186,226      185,170
                                                     --------     --------

Other income(deductions)
  Interest                                            (88,312)     (83,178)
  Allowance for other funds used during
    construction                                        5,841        4,106
  Allowance for borrowed funds used
    during construction                                 5,413        2,346
  Amortization of debt expense                         (1,360)      (1,195)
  Preferred dividends of subsidiaries                  (1,646)      (1,739)
  Merger related costs                                (14,014)          --
  Other, net                                           (1,605)        (572)
                                                     --------     --------
Total other income (deductions)                       (95,683)     (80,232)
                                                     --------     --------
Income before income taxes                             90,543      104,938
Provision for income taxes                             36,999       41,629
                                                     --------     --------
Net income                                             53,544       63,309
Dividends on preferred stocks                           1,992        1,992
                                                     --------     --------
Net income to common stock                             51,552       61,317
                                                     --------     --------
Other comprehensive income
  Unrealized gains on securities                       61,130       25,841
  Income taxes on other comprehensive income          (23,468)     (10,078)
                                                     --------     --------
Comprehensive income                                 $ 89,214     $ 77,080
                                                     ========     ========
Average shares of basic common stock outstanding       96,125       94,932

Basic and diluted earnings per common share on
  average shares outstanding                         $   0.54     $   0.65
                                                     ========     ========


                               Page 5                            FORM 10-Q


                                                       Six Months Ended
                                                            June 30,
                                                       1999        1998
                                                     --------     --------
CONSOLIDATED RETAINED EARNINGS

Balance at January 1                                 $945,434     $870,368

Add - net income                                       53,544       63,309
                                                     --------     --------
                                                      998,978      933,677
                                                     --------     --------
Deduct - dividends paid
  Preferred stock                                       1,764        1,764
  Preference stock                                        228          228
  Common stock - $.43 per share in 1999;
                 $.41 per share in 1998                34,874       32,767
  National Enterprises Inc. common stock                2,891        2,775
                                                     --------     --------
                                                       39,757       37,534
                                                     --------     --------
Balance at June 30                                   $959,221     $896,143
                                                     ========     ========


The results presented in 1999 and the restated results for 1998 reflect the pooling of interests method of accounting to recognize the recent acquisition of National Enterprises Inc.

The accompanying information and notes are an integral part of these financial statements.



























                                 Page 6                           FORM 10-Q


       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                 June 30      December 31
                                                  1999            1998
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 4,723,441      $ 4,612,351
  Utility plant acquisition adjustments, net       54,507           55,097
  Non-utility property, net of accumulated
    depreciation                                   31,521           32,985
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               24,396           24,431
                                              -----------      -----------
Total property, plant and equipment             4,833,865        4,724,864
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        47,517           51,794
  Customer accounts receivable                     91,826           85,018
  Allowance for uncollectible accounts             (2,217)          (2,263)
  Unbilled revenues                                91,486           75,943
  Miscellaneous receivables                        10,080            9,308
  Materials and supplies                           19,222           16,786
  Deferred vacation pay                            13,356           10,127
  Other                                            21,201           13,513
                                              -----------      -----------
Total current assets                              292,471          260,226
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     220,111          218,527
  Other investments                               140,383           79,253
  Debt and preferred stock expense                 49,375           45,645
  Deferred pension expense                         29,182           27,011
  Deferred postretirement benefit expense          11,495           12,538
  Deferred treatment plant costs                    6,342            6,873
  Deferred water utility billings                   1,654            1,862
  Tank painting costs                              13,239           13,558
  Funds restricted for construction                30,404           10,935
  Other                                            63,472           57,366
                                              -----------      -----------
Total regulatory and other long-term assets       565,657          473,568
                                              -----------      -----------
TOTAL ASSETS                                  $ 5,691,993      $ 5,458,658
                                              ===========      ===========





                                 Page 7                          FORM 10-Q


                                                June 30       December 31
                                                  1999             1998
                                               -----------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   120,787     $   119,790
  Paid-in capital                                  406,485         384,254
  Retained earnings                                959,221         945,434
  Accumulated other comprehensive income            70,800          33,138
  Unearned compensation                             (1,393)           (980)
  Treasury stock                                    (3,700)            (25)
                                               -----------     -----------
    Common stockholders' equity                  1,552,200       1,481,611

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               36,532          39,161
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,255           6,255

  Long-term debt
    American Water Works Company, Inc.             211,000         216,500
    Subsidiaries                                 2,169,678       2,115,687
                                               -----------     -----------
Total capitalization                             4,027,338       3,910,887
                                               -----------     -----------
Current liabilities
  Bank debt                                        150,951          88,590
  Current portion of long-term debt                 58,741          53,763
  Accounts payable                                  50,884          69,623
  Taxes accrued, including federal income           30,535          23,628
  Interest accrued                                  43,387          41,863
  Accrued vacation pay                              14,015          10,613
  Other                                             52,178          47,532
                                               -----------     -----------
Total current liabilities                          400,691         335,612
                                               -----------     -----------


















                                 Page 8                           FORM 10-Q


                                                 June 30       December 31
                                                  1999             1998
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                    $   200,770     $   191,738
  Deferred income taxes                            572,822         535,106
  Deferred investment tax credits                   41,281          41,976
  Accrued pension expense                           55,871          50,591
  Accrued postretirement benefit expense            12,486          18,549
  Other                                             21,457          19,798
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                      904,687         857,758
                                               -----------     -----------
Contributions in aid of construction               359,277         354,401
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 5,691,993     $ 5,458,658
                                               ===========     ===========


The results presented in 1999 and the restated results for 1998 reflect the pooling of interests method of accounting to recognize the recent acquisition of National Enterprises Inc.

The accompanying information and notes are an integral part of these financial statements.






























                                Page 9                            FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                        Six Months Ended
                                                            June 30,
                                                       1999         1998
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 53,544     $ 63,309
Adjustments
   Depreciation and amortization                       73,734       67,461
   Provision for deferred income taxes                 11,101       13,059
   Provision for losses on accounts receivable          3,027        3,168
   Allowance for other funds used during
     construction                                      (5,841)      (4,106)
   Employee benefit expenses less than
     funding                                           (1,072)      (2,799)
   Employee stock plan expenses                         3,379        3,903
   Deferred tank painting costs                          (695)      (1,767)
   Deferred rate case expense                            (747)        (493)
   Deferred treatment plant costs                         (828)      (1,289)
   Amortization of deferred charges                     8,403        4,676
   Other, net                                           (3,523)      (1,982)
   Changes in assets and liabilities
      Accounts receivable                              (10,653)      (6,335)
      Unbilled revenues                               (15,543)     (16,354)
      Other current assets                             (10,124)      (2,575)
      Accounts payable                                (18,739)     (22,106)
      Taxes accrued, including federal income           6,907       13,490
      Interest accrued                                  1,524          741
      Other current liabilities                         4,646      (10,132)
                                                     --------     --------
Net cash from operating activities                     98,500       99,869
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (185,707)    (170,816)
Allowance for other funds used during
  construction                                          5,841        4,106
Utility system acquisitions                             (6,366)     (30,401)
Proceeds from the disposition of property,
  plant and equipment                                   2,215        1,260
Removal costs from property, plant and
  equipment retirements                                 (1,624)      (3,807)
Funds restricted for construction activity            (19,469)        (445)
                                                     --------     --------
Net cash used in investing activities                (205,110)    (200,103)
                                                     --------     --------









                                Page 10                         FORM 10-Q


                                                        Six Months Ended
                                                             June 30,
                                                       1999         1998
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $ 96,436     $ 33,901
Escrowed proceeds from long-term debt                      --        1,181
Proceeds from common stock                             19,395       13,356
Purchase of common stock for treasury                  (1,190)          --
Net borrowings under
  line-of-credit agreements                            62,361       95,648
Advances and contributions for construction,
  net of refunds                                       16,230       12,618
Debt issuance costs                                     (5,546)      (3,979)
Repayment of long-term debt                           (42,967)     (20,529)
Redemption of preferred stocks                         (2,629)        (660)
Dividends paid                                        (39,757)     (37,534)
                                                     --------     --------
Net cash from financing activities                    102,333       94,002
                                                     --------     --------
Net decrease in cash and
  cash equivalents                                     (4,277)      (6,232)
Cash and cash equivalents at January 1
                                                       51,794       30,814
                                                     --------     --------

Cash and cash equivalents at June 30                 $ 47,517     $ 24,582
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 88,598     $ 84,244
                                                     ========     ========
  Income taxes                                       $ 24,783     $ 25,561
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term
Performance-Based Incentive Plan totaled $4,037 in 1999 and $5,607 in 1998.

Common stock placed into treasury in connection with the Long-Term
Performance-Based Incentive Plan totaled $3,675 in 1999.

The results presented in 1999 and the restated results for 1998 reflect the pooling of interests method of accounting to recognize the recent acquisition of National Enterprises Inc.

The accompanying information and notes are an integral part of these financial statements.






                                Page 11                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                    June 30   December 31
                                                      1999         1998
                                                   ----------  -----------

Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                $   40,000  $    40,000
                                                   ==========  ===========
Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding               $    2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares
     (one-tenth of a vote per share)                       --           --
                                                   ----------  -----------
                                                   $   11,673  $    11,673
                                                   ==========  ===========

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 96,629,893 shares at June 30, 1999;
               95,831,790 at December 31, 1998     $  120,787  $   119,790
Paid-in capital                                       406,485      384,254
Retained earnings                                     959,221      945,434
Accumulated other comprehensive income                 70,800       33,138
Unearned compensation                                  (1,393)        (980)
Treasury stock at cost - 109,675 shares at             (3,700)         (25)
  June 30, 1999; 800 shares at December 31, 1998   ----------  -----------
                                                   $1,552,200  $ 1,481,611
                                                   ==========  ===========

At June 30, 1999, common shares authorized but not issued reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 4,787,713 shares for the Dividend Reinvestment and Stock Purchase Plan, 597,627 shares for the Employees' Stock Ownership Plan, 698,582 shares for the Savings Plan for Employees and 296,347 shares for the Long-Term Performance-Based Incentive Plan.

The results presented in 1999 and the restated results for 1998 reflect the pooling of interests method of accounting to recognize the recent acquisition of National Enterprises Inc.



                                Page 12                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management the information reported reflects all adjustments, consisting of normal recurring adjustments, which were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation. The results presented in 1999 and the restated results for 1998 reflect the pooling of interests method of accounting to recognize the recent acquisition of National Enterprises Inc.


NOTE 2 -- Acquisition of National Enterprises Inc.
On October 13, 1998, American Water Works Company, Inc. (the Company) announced that an agreement in principle had been reached to acquire National Enterprises Inc.(NEI)in a transaction valued at $700 million. Subsidiaries of NEI, a privately owned company, provide water service to approximately 504,000 customers in Missouri, Illinois, Indiana and New York.

On June 25, 1999, the Company completed the acquisition of NEI. The transaction was accomplished through a tax free exchange of 14,937,000 shares of the Company's stock for all of the outstanding shares of NEI and the assumption of $241 million of debt. The transaction was completed following regulatory approvals, termination of the waiting period under Federal anti-trust laws and completion of other requirements.

This business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NEI.

During the second quarter of 1999, the Company recorded a charge of $13.8 million, and related tax benefits of $5.2 million, for merger related costs consisting primarily of severance costs as well as vesting of certain benefits, professional fees and other costs. Merger costs of $.2 million were incurred in the 1st quarter of 1999. The merger related costs have been reported on separate lines in the Consolidated Statement of Income and Comprehensive Income.

The results of operations previously reported by the Company and the combined amounts presented in the accompanying consolidated financial statements are summarized below in thousands:

                Six Months       Six Months      Three Months    Three Months
                 Ended            Ended           Ended           Ended
              June 30, 1999   June 30, 1998    June 30, 1999   June 30 1998
              -------------   -------------    -------------   ------------

Revenues:
  Company       $509,281        $481,980          $272,279       $255,980
  NEI             87,110          84,465            46,696         45,176
                --------        --------          --------       --------
  Combined      $596,391        $566,445          $318,975       $301,156
                ========        ========          ========       ========


                                 Page 13                       FORM 10-Q



Net income
   (loss):
  Company       $ 56,458        $ 56,650          $ 36,773       $ 35,062
  NEI             (2,914)          6,659            (3,651)         4,550
                --------        --------          --------       --------
  Combined      $ 53,544        $ 63,309          $ 33,122       $ 39,612
                ========        ========          ========       ========



The restated financial statements also reflect other comprehensive income related to NEI's publicly traded investments, primarily ITC Deltacom and Powertel. Investments in publicly traded securities are classified as available for sale and are recorded in the balance sheet at fair market value with the difference between cost and market value, net of the tax effect, recorded as a part of comprehensive income. The fair value of investments is determined using quoted market prices.


Note 3 -- Other Acquisitions
One July 13, 1999 the Company announced it had agreed to acquire from United Water Resources Inc. several water utilities in Missouri, Indiana, Illinois and Virginia for approximately $49 million in cash. These water utilities provide water service to approximately 35,000 customers.


NOTE 4 -- New Accounting Standard
In 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date of SFAS 133 was delayed by the Financial Accounting Standards Board in June of 1999. As of June 30, 1999, the Company had no derivative instruments or hedging activities.

















                                 Page 14                       FORM 10-Q


                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the second quarter and the first six months of 1999 were higher than for the same periods of 1998 by 6% and 5%, respectively. The increased water revenues were due to increased water usage during extended periods of hot and dry summer weather experienced in a number of subsidiary service territories, ongoing customer growth and rate increases authorized by regulatory agencies.

Water sales volume during the second quarter of 1999 increased 3% to 80.0 billion gallons from 77.3 billion gallons in the second quarter of 1998. The
154.4 billion gallons of sales volume for the first six months of 1999 was 3% greater than the 149.4 billion gallons sold in the same period of 1998.

During the first seven months of 1999, four utility subsidiaries received rate orders which are expected to provide approximately $27.5 million in additional annual revenues. Six subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $48 million in additional annual revenues.

Operation and maintenance expenses in the second quarter of 1999 increased by 5% compared to the same period in 1998. Operation and maintenance expenses in the second quarter of 1999 include $3.0 million of costs incurred by two subsidiaries defending condemnation initiatives by municipalities in their respective service territories. For the first six months of 1999 compared to the first six months of 1998, operation and maintenance expenses increased by 7%. This increase reflects adverse winter weather experienced at several subsidiaries during the first quarter that increased maintenance, purchased water and production costs. Depreciation and general tax expense was higher for the second quarter and first six months of 1999 when compared to the second quarter and first six months of 1998 due to the Company's ongoing program of utility plant construction.

Interest expense rose by 5% and 6% in the second quarter and first six months of 1999 compared to the same period in 1998, primarily due to an increase in total debt to fund construction of new water service assets. The total allowance for funds used (equity and borrowed) during construction ("AFUDC") recorded in the second quarter of 1999 was $5.4 million, compared to $4.0 million in the second quarter of 1998. AFUDC for the first six months of 1999 was $11.3 million compared to $6.5 million for the same period in 1998. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.

During the second quarter and the first six months of 1999 the Company recorded merger related costs amounting to $13.8 and $14.0 million, respectively.

Income taxes decreased in the second quarter and first six months of 1999 when compared to the comparable periods in 1998, as a result of decreased earnings due to merger related costs.



                                 Page 15                       FORM 10-Q

Net income to common stock was $32.1 million for the second quarter of 1999 compared with $38.6 million for the same period in 1998. Net income to common stock for the first six months of 1999 was $51.6 million compared with $61.3 million for the first six months of 1998.

Before one-time merger costs of $8.6 million after taxes, net income to common stock for the second quarter of 1999 was $40.7 million compared to $38.6 million for same period in 1998. For the first six months of 1999, net income to common stock was $60.4 million excluding $8.8 million of merger costs after taxes compared with $61.3 million for the first six months of 1998.

Capital Resources and Liquidity
-------------------------------
During the first six months of 1999, 557,887 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 109,932 shares were issued in connection with the Employees' Stock Ownership Plan, 99,496 shares were issued in connection with the Savings Plan for Employees and 30,788 shares were issued in connection with the Long-Term Performance-Based Incentive Plan.

During the balance of 1999, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

The Company placed 108,875 shares of common stock into treasury in connection with the Long-Term Performance-Based Incentive Plan in the first six months of 1999.

Four subsidiaries issued $96.4 million of long-term debt during the first six months of 1999.

In the first six months of 1999, the Company invested $18.2 million in the common stock of three subsidiaries. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1999, with the proceeds used to fund construction programs, continue acquisitions and repay bank loans.

Year 2000 Issues
----------------
Many computer systems in use today were designed and developed without regard to the impact of the upcoming century change. Computer programs and devices often use only two digits for the year to identify dates. As a result, computer systems may fail completely or create erroneous results unless corrective measures are taken.

The Company utilizes numerous computerized systems and date sensitive devices in its operations. If some of these key systems and devices are not ready for the Year 2000 there will likely be adverse effects on the Company's business, results of operations, and financial condition. The Company is also dependent on third parties that supply important materials and services such as water treatment chemicals, electric power for pumps and the processing of customer payments. The failure of some of these third parties to be Year 2000 compliant on a timely basis would also have an adverse effect on the Company. The Company has assigned a very high priority to its Year 2000 compliance efforts, and as discussed below, these efforts have been substantially completed.

                                 Page 16                       FORM 10-Q

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

The Company has been implementing two new software packages for financial and customer service applications that are Year 2000 compliant. Although the decision to purchase and implement this software was based on an analysis of all of the Company's current and future systems requirements, once the decision was made these projects became a key part of the Company's Year 2000 compliance plan. In conjunction with these projects, midrange and personal computers have been upgraded with hardware and operating systems that are Year 2000 compliant.

In the second quarter of 1999, the implementation of the new Year 2000 compliant enterprise software for financial applications was completed. This new software will also be implemented by the utility subsidiaries acquired from NEI, whose current financial software is Year 2000 compliant.

As of August 1999, all of the customer service software in use was Year 2000 compliant. The new customer service software is currently being used by three of the Company's largest subsidiaries. Implementation of the new customer service software will continue beyond 1999, so the customer service software currently used by the other subsidiaries has been made Year 2000 compliant.

Many of the Company's water treatment plants utilize automation systems that are controlled by personal computers. These systems have been tested, and are being upgraded if necessary. That work has been substantially completed, and the control systems at most facilities are now year 2000 compliant. The Company's production and distribution facilities also utilize many pieces of equipment with embedded microcontroller chips. These chips, which may be time/date sensitive, are an integral part of critical operating equipment. Much of this equipment cannot be field tested to evaluate Year 2000 compliance, so the Company used a systematic approach to identify and resolve this issue, and that was completed during the first quarter of 1999. As a contingency, the Company's production and distribution facilities can be operated manually in the event of an internal Year 2000 related failure.

In addition to the work being done on the Company's internal systems, interfaces used to exchange information with banks and other entities are being tested to ensure Year 2000 compliance. And where feasible, plans are being formulated to minimize the impact of problems outside parties may have in providing supplies and services.

The cost of the new financial and customer service software, implementation consulting services, and the cost of upgrading and replacing computers and other equipment will be capitalized by the utility subsidiaries and included in future rate increase requests. The total cost of these capital projects


                               Page 17                        FORM 10-Q

is expected to be approximately $46 million, of which approximately $42 million has been incurred to date. Costs for specific Year 2000 remediation projects will be charged to expense unless they meet the requirements for deferral as regulatory assets. However, current period expenses are not expected to be materially different from the usual ongoing level of information systems related expenses.

New Accounting Standards
------------------------
In 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The effective date of SFAS 133 was delayed by the Financial Accounting Standards Board in June of 1999. As of June 30, 1999, the Company had no derivative instruments or hedging activities.


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




















                               Page 18                        FORM 10-Q


                     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------



A.  Exhibits
    --------

Exhibit Number                  Description
--------------                  -----------


     10         Material Contracts

                 Contract dated May 5, 1999 between Registrant and Ellen C. Wolf, is filed herewith.

                 Amendment dated May 6, 1999 to Consulting Agreement between Registrant and Anthony P. Terracciano, is filed herewith.

     27 Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended June 30, 1999.





















                               Page 19                            FORM 10-Q



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date August 12, 1999               /s/ Ellen C. Wolf
----------------------             --------------------------------------
                                   Chief Financial Officer
                                   (Authorized Officer)





Date August 12, 1999               /s/ Robert D. Sievers
----------------------             --------------------------------------
                                   Comptroller
                                   (Chief Accounting Officer)