Form 10-Q
period 1999-09-30
AMERICAN WATER WORKS CO INC
filed 1999-11-12
CIK 318819

FORM 10-Q                       Page 1 of 19

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 1999
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                          -----   -----
At November 1, 1999, the number of shares of common stock, $1.25 par value, outstanding was 96,914,952 shares.



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

                                                       Three Months Ended
                                                          September 30,
                                                       1999         1998
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

Operating revenues                                   $353,578     $333,515
                                                     --------     --------
Operating expenses
  Operation and maintenance                           148,045      140,591
  Depreciation and amortization                        38,116       35,521
  General taxes                                        31,074       29,050
                                                     --------     --------
Total operating expenses                              217,235      205,162
                                                     --------     --------
Operating income                                      136,343      128,353
                                                     --------     --------

Other income (deductions)
  Interest                                            (44,942)     (43,109)
  Allowance for other funds used during
    construction                                        2,841        2,570
  Allowance for borrowed funds used
    during construction                                 2,765        1,620
  Amortization of debt expense                           (730)        (620)
  Preferred dividends of subsidiaries                    (812)        (830)
  Merger related costs                                 (6,521)         (13)
  Other, net                                           (1,539)          13
                                                     --------     --------

Total other income (deductions)                       (48,938)     (40,369)
                                                     --------     --------
Income before income taxes                             87,405       87,984
Provision for income taxes                             34,558       34,396
                                                     --------     --------
Net income                                             52,847       53,588
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                             51,851       52,592

Other comprehensive income
  Unrealized gains on securities                       13,286        5,003
  Income taxes on other comprehensive income           (5,874)      (1,951)
                                                     --------     --------
Comprehensive income                                 $ 59,263     $ 55,644
                                                     ========     ========


                               Page 3                            FORM 10-Q


                                                       Three Months Ended
                                                          September 30,
                                                       1999         1998
                                                   ----------   ----------

Average shares of basic common stock outstanding       96,672       95,476

Basic and diluted earnings per common share on
  average shares outstanding                       $     0.54   $     0.55
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at July 1                                  $  959,221   $  896,142

Add - net income                                       52,847       53,588
                                                   ----------   ----------
                                                    1,012,068      949,730
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock - $.215 per share in 1999;
                 $.205 per share in 1998               20,768       16,476
  National Enterprises Inc. common stock                   --        1,416
                                                   ----------   ----------
                                                       21,764       18,888
                                                   ----------   ----------
Balance at September 30                            $  990,304   $  930,842
                                                   ==========   ==========

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

                                                       Nine Months Ended
                                                         September 30,
                                                       1999         1998
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

Operating revenues                                   $949,969     $899,960
                                                     --------     --------
Operating expenses
  Operation and maintenance                           422,303      396,603
  Depreciation and amortization                       111,850      102,982
  General taxes                                        93,247       86,852
                                                     --------     --------
Total operating expenses                              627,400      586,437
                                                     --------     --------
Operating income                                      322,569      313,523
                                                     --------     --------

Other income (deductions)
  Interest                                           (133,254)    (126,287)
  Allowance for other funds used during
    construction                                        8,682        6,676
  Allowance for borrowed funds used
    during construction                                 8,178        3,966
  Amortization of debt expense                         (2,090)      (1,815)
  Preferred dividends of subsidiaries                  (2,458)      (2,569)
  Merger related costs                                (20,535)         (13)
  Other, net                                           (3,144)        (559)
                                                     --------     --------
Total other income (deductions)                      (144,621)    (120,601)
                                                     --------     --------
Income before income taxes                            177,948      192,922
Provision for income taxes                             71,557       76,026
                                                     --------     --------
Net income                                            106,391      116,896
Dividends on preferred stocks                           2,988        2,988
                                                     --------     --------
Net income to common stock                            103,403      113,908

Other comprehensive income
  Unrealized gains on securities                       74,551       30,844
  Income taxes on other comprehensive income          (29,477)     (12,029)
                                                     --------     --------
Comprehensive income                                 $148,477     $132,723
                                                     ========     ========
Average shares of basic common stock outstanding       96,309       95,082

Basic and diluted earnings per common share on
  average shares outstanding                         $   1.07     $   1.20
                                                     ========     ========


                               Page 5                            FORM 10-Q


                                                       Nine Months Ended
                                                          September 30,
                                                       1999        1998
                                                   ----------   ----------
CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $  945,434   $  870,368

Add - net income                                      106,391      116,896
                                                   ----------   ----------
                                                    1,051,825      987,264
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                       2,646        2,646
  Preference stock                                        342          342
  Common stock - $.645 per share in 1999;
                 $.615 per share in 1998               55,642       49,243
  National Enterprises Inc. common stock                2,891        4,191
                                                   ----------   ----------
                                                       61,521       56,422
                                                   ----------   ----------
Balance at September 30                            $  990,304   $  930,842
                                                   ==========   ==========


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



























                                 Page 6                           FORM 10-Q


       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                              September 30      December 31
                                                  1999             1998
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 4,804,086      $ 4,612,351
  Utility plant acquisition adjustments, net       53,952           55,097
  Non-utility property, net of accumulated
    depreciation                                   30,861           32,985
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               24,382           24,431
                                              -----------      -----------
Total property, plant and equipment             4,913,281        4,724,864
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        45,983           51,794
  Customer accounts receivable                    102,648           85,018
  Allowance for uncollectible accounts             (2,287)          (2,263)
  Unbilled revenues                                79,496           75,943
  Miscellaneous receivables                         8,283            9,308
  Materials and supplies                           19,842           16,786
  Deferred vacation pay                            11,898           10,127
  Other                                            18,440           13,513
                                              -----------      -----------
Total current assets                              284,303          260,226
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     221,695          218,527
  Other investments                               153,614           79,253
  Debt and preferred stock expense                 48,773           45,645
  Deferred pension expense                         29,597           27,011
  Deferred postretirement benefit expense          11,260           12,538
  Deferred treatment plant costs                    6,076            6,873
  Deferred water utility billings                   1,726            1,862
  Tank painting costs                              14,421           13,558
  Funds restricted for construction                27,697           10,935
  Other                                            65,549           57,366
                                              -----------      -----------
Total regulatory and other long-term assets       580,408          473,568
                                              -----------      -----------
TOTAL ASSETS                                  $ 5,777,992      $ 5,458,658
                                              ===========      ===========






                                 Page 7                          FORM 10-Q


                                                 September 30     December 31
                                                   1999            1998
                                              ------------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stock                                 $   121,176     $   119,790
  Paid-in capital                                  415,159         384,254
  Retained earnings                                990,304         945,434
  Accumulated other comprehensive income            78,212          33,138
  Unearned compensation                             (1,165)           (980)
  Treasury stock                                    (3,700)            (25)
                                               -----------     -----------
    Common stockholders' equity                  1,599,986       1,481,611

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               36,064          39,161
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,255           6,255

  Long-term debt
    American Water Works Company, Inc.             211,000         216,500
    Subsidiaries                                 2,185,817       2,115,687
                                               -----------     -----------
Total capitalization                             4,090,795       3,910,887
                                               -----------     -----------
Current liabilities
  Bank debt                                        119,867          88,590
  Current portion of long-term debt                 60,580          53,763
  Accounts payable                                  49,095          69,623
  Taxes accrued, including federal income           36,607          23,628
  Interest accrued                                  50,447          41,863
  Accrued vacation pay                              12,543          10,613
  Other                                             67,948          47,532
                                               -----------     -----------
Total current liabilities                          397,087         335,612
                                               -----------     -----------

















                                 Page 8                           FORM 10-Q


                                               September 30     December 31
                                                  1999             1998
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                    $   204,797     $   191,738
  Deferred income taxes                            586,856         535,106
  Deferred investment tax credits                   40,892          41,976
  Accrued pension expense                           57,361          50,591
  Accrued postretirement benefit expense            12,536          18,549
  Other                                             24,930          19,798
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                      927,372         857,758
                                               -----------     -----------
Contributions in aid of construction               362,738         354,401
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 5,777,992     $ 5,458,658
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
                           (In thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                       1999         1998
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $106,391     $116,896
Adjustments
   Depreciation and amortization                      111,850      102,982
   Provision for deferred income taxes                 14,305       11,548
   Provision for losses on accounts receivable          4,939        4,917
   Allowance for other funds used during
     construction                                      (8,682)      (6,676)
   Employee benefit expenses less
     than funding                                          (273)      (2,458)
   Employee stock plan expenses                         4,299        4,486
   Deferred tank painting costs                        (2,243)      (3,521)
   Deferred rate case expense                          (1,434)      (1,137)
   Amortization of deferred charges                    10,568        8,036
   Other, net                                           (6,814)      (5,221)
   Changes in assets and liabilities
      Accounts receivable                              (21,520)     (24,131)
      Unbilled revenues                                (3,553)      (6,723)
      Other current assets                             (7,983)      (2,824)
      Accounts payable                                (20,528)     (20,618)
      Taxes accrued, including federal income          12,979       23,107
      Interest accrued                                  8,584        8,724
      Other current liabilities                        20,416       (8,685)
                                                     --------     --------
Net cash from operating activities                    221,301      198,702
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (305,174)    (275,907)
Allowance for other funds used during
  construction                                          8,682        6,676
Utility system acquisitions                             (7,288)     (42,535)
Proceeds from the disposition of property,
  plant and equipment                                   2,730        2,950
Removal costs from property, plant and
  equipment retirements                                 (2,694)      (4,695)
Funds restricted for construction activity            (16,762)     (12,870)
                                                     --------     --------
Net cash used in investing activities                (320,506)    (326,381)
                                                     --------     --------









                                Page 10                         FORM 10-Q


                                                       Nine Months Ended
                                                         September 30,
                                                       1999         1998
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $118,237     $256,700
Proceeds from common stock                             27,745       21,403
Purchase of common stock for treasury                  (1,190)          --
Net borrowings under
  line-of-credit agreements                            31,277      (47,322)
Advances and contributions for construction,
  net of refunds                                       32,418       30,402
Debt issuance costs                                     (3,685)      (6,022)
Repayment of long-term debt                           (46,790)     (59,127)
Redemption of preferred stocks                         (3,097)      (1,168)
Dividends paid                                        (61,521)     (56,422)
                                                     --------     --------
Net cash from financing activities                     93,394      138,444
                                                     --------     --------
Net increase (decrease) in cash and
  cash equivalents                                     (5,811)      10,765

Cash and cash equivalents at January 1                 51,794       30,814
                                                     --------     --------

Cash and cash equivalents at September 30            $ 45,983     $ 41,579
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $124,205     $116,627
                                                     ========     ========
  Income taxes                                       $ 42,266     $ 43,523
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term
Performance-Based Incentive Plan totaled $4,750 in 1999 and $6,210 in 1998.

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

                                                 September 30   December 31
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 96,940,815 shares at Sept. 30, 1999;
               95,831,790 at December 31, 1998     $  121,176  $   119,790
Paid-in capital                                       415,159      384,254
Retained earnings                                     990,304      945,434
Accumulated other comprehensive income                 78,212       33,138
Unearned compensation                                  (1,165)        (980)
Treasury stock at cost - 109,675 shares at             (3,700)         (25)
  Sept. 30, 1999; 800 shares at December 31, 1998  ----------  -----------
                                                   $1,599,986  $ 1,481,611
                                                   ==========  ===========

At September 30, 1999, common shares authorized but not issued, reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 4,527,120 shares for the Dividend Reinvestment and Stock Purchase Plan, 597,627 shares for the Employees' Stock Ownership Plan, 648,253 shares for the Savings Plan for Employees and 296,347 shares for the Long-Term Performance-Based Incentive Plan.

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

NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management the information reported reflects all adjustments, consisting of normal recurring adjustments, which were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation. The results presented in 1999 and the restated results for 1998 reflect the pooling of interests method of accounting to recognize the recent acquisition of National Enterprises Inc.(NEI).


NOTE 2 -- Acquisition of National Enterprises Inc.
On June 25, 1999, American Water Works Company, Inc. (the Company) completed the acquisition of NEI in a transaction valued at $700 million. Subsidiaries of NEI, a privately owned company, provide water service to approximately 504,000 customers in Missouri, Illinois, Indiana and New York. The transaction was accomplished through a tax free exchange of 14,937,000 shares of the Company's stock for all of the outstanding shares of NEI and the assumption of $241 million of debt.

This business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NEI.

During the third quarter of 1999, the Company recorded a charge of $6.5 million, and related tax benefits of $2.4 million, reflecting the remainder of the one-time costs incurred in connection with the merger. Merger costs for the first nine months of 1999 amounted to $20.5 million with related tax benefits of $7.6 million. The merger related costs consist primarily of severance costs as well as vesting of certain benefits, professional fees and other costs. The merger related costs have been reported on a separate line in the Consolidated Statements of Income and Comprehensive Income.

The restated financial statements also reflect other comprehensive income related to NEI's publicly traded investments, primarily ITC Deltacom and Powertel. Investments in publicly traded securities are classified as available for sale and are recorded in the balance sheet at fair market value with the difference between cost and market value, net of the tax effect, recorded as a part of other comprehensive income. The fair value of investments is determined using quoted market prices.


Note 3 -- Pending Acquisitions
On July 13, 1999, the Company announced it had agreed to acquire from United Water Resources Inc. several water utilities in Missouri, Indiana, Illinois and Virginia for approximately $49 million in cash. These water utilities provide water service to 35,000 customers.

On October 1, 1999, the Company announced it had agreed to purchase Anglian Water Plc.'s interest in the two companies' joint venture, AmericanAnglian Environmental Technologies, L.P. (AAET). AAET manages and operates 146 water and wastewater facilities and is the seventh largest contract operations firm in the United States.



                                 Page 13                       FORM 10-Q

On October 18, 1999, the Company announced it had agreed to acquire the water and wastewater utility assets of Citizens Utilities Company for $835 million in cash and debt. Citizens Utilities provides water and wastewater service to 305,000 customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania.

On October 29, 1999, the Company announced an agreement had been reached to acquire all the common stock of SJW Corp. for approximately $390 million in cash, or $128 per share, and the assumption of $90 million in debt. SJW Corp., through its subsidiary San Jose Water Company, provides water service to 216,000 customers in San Jose, California and nearby communities.


NOTE 4 -- New Accounting Standard
In 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", requires adoption on January 1, 2001. As of September 30, 1999, the Company had no significant derivative instruments or hedging activities.





































                                 Page 14                       FORM 10-Q

                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the third quarter and the first nine months of 1999 were higher than for the same periods of 1998 by 6%. The increased water revenues were due to increased water usage during extended periods of hot and dry summer weather experienced in a number of subsidiary service territories, ongoing customer growth and rate increases authorized by regulatory agencies.

Water sales volume during the third quarter of 1999 increased to 105.2 billion gallons from 99.6 billion gallons in the third quarter of 1998. Record third quarter 1999 sales in the newly acquired Midwest operations of NEI substantially offset the impact of the drought related restrictions in the East, reflecting a benefit of the Company's ongoing efforts to increase geographic diversity. The sales volume for the first nine months of 1999 was
259.7 billion gallons compared to 249.0 billion gallons sold in the same period of 1998.

During the first ten months of 1999, utility subsidiaries received eight rate orders which are expected to provide approximately $29.2 million in additional annual revenues. The largest of these were orders received by New Jersey-American Water Company increasing annual revenues by $13.1 million effective April 6, 1999 and by Indiana-American Water Company increasing annual revenues by $13.2 million effective October 15, 1999. Eight subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $67 million in additional annual revenues. Approximately $40 million is attributable to a rate case filed by Pennsylvania-American Water Company, which expects to receive an order by January 2000.

Operation and maintenance expenses in the third quarter and the first nine months of 1999 compared to the same periods in 1998 increased by 5% and 6%, respectively. Operation and maintenance expenses in the third quarter and the first nine months of 1999 included $1.4 million and $4.6 million of costs incurred by subsidiaries defending condemnation initiatives in Chattanooga, Tennessee, and Peoria, Illinois. In October, the Company was informed by the City Council of Chattanooga that it had decided to end its year-long attempt to take over the Tennessee-American Water Company. Increased operation and maintenance expenses also reflects adverse winter weather experienced at several subsidiaries during the first quarter. Depreciation and general tax expense was higher for the third quarter and first nine months of 1999 when compared to the same periods of 1998 due to the Company's ongoing program of utility plant construction.

Interest expense rose by 4% and 6% in the third quarter and first nine months of 1999 compared to the same period in 1998, primarily due to an increase in total debt to fund construction of new water service assets. The total allowance for funds used (equity and borrowed) during construction (" AFUDC") recorded in the third quarter of 1999 was $5.6 million, compared to $4.2 million in the third quarter of 1998. AFUDC for the first nine months of 1999 was $16.9 million compared to $10.6 million for the same period in 1998. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.

                                 Page 15                       FORM 10-Q


During the third quarter and the first nine months of 1999 the Company recorded merger related costs amounting to $6.5 and $20.5 million, respectively.

Income taxes were equal in the third quarter and decreased in the first nine months of 1999 when compared to the comparable periods in 1998, as a result of decreased earnings due to merger related costs.

Net income to common stock was $51.9 million for the third quarter of 1999 compared with $52.6 million for the same period in 1998. Net income to common stock for the first nine months of 1999 was $103.4 million compared with $113.9 million for the first nine months of 1998.

Before one-time merger costs of $4.1 million after taxes, net income to common stock for the third quarter of 1999 was $55.9 million compared to $52.6 million for same period in 1998. For the first nine months of 1999, net income to common stock was $116.3 million excluding $12.9 million of merger costs after taxes compared with $113.9 million for the first nine months of 1998.


Capital Resources and Liquidity
-------------------------------
During the first nine months of 1999, 818,480 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 109,932 shares were issued in connection with the Employees' Stock Ownership Plan, 149,825 shares were issued in connection with the Savings Plan for Employees and 30,788 shares were issued in connection with the Long-Term Performance-Based Incentive Plan.

During the balance of 1999, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, and the Savings Plan for Employees. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

The Company placed 108,875 shares of common stock into treasury in connection with the Long-Term Performance-Based Incentive Plan in the first nine months of 1999.

Four subsidiaries issued $118.2 million of long-term debt during the first nine months of 1999.

In the first nine months of 1999, the Company invested $34.1 million in the common stock of four subsidiaries. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 1999, with the proceeds used to fund construction programs, continue acquisitions and repay bank loans.


Year 2000 Issues
----------------
Many computer systems in use today were designed and developed without regard to the impact of the upcoming century change. Computer programs and devices often use only two digits for the year to identify dates. As a result, computer systems may fail completely or create erroneous results unless corrective measures are taken.





                                 Page 16                       FORM 10-Q

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




                               Page 17                        FORM 10-Q

In addition to the work being done on the Company's internal systems, interfaces used to exchange information with banks and other entities are being tested to ensure Year 2000 compliance. And where feasible, plans are being formulated to minimize the impact of problems outside parties may have in providing supplies and services.

The cost of the new financial and customer service software, implementation consulting services, and the cost of upgrading and replacing computers and other equipment will be capitalized by the utility subsidiaries and included in future rate increase requests. The total cost of these capital projects is expected to be approximately $46 million, of which approximately $44 million has been incurred to date. Costs for specific Year 2000 remediation projects will be charged to expense unless they meet the requirements for deferral as regulatory assets. However, current period expenses are not expected to be materially different from the usual ongoing level of information systems related expenses.


New Accounting Standards
------------------------
In 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", requires adoption on January 1, 2001. As of September 30, 1999, the Company had no significant derivative instruments or hedging activities.


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









                               Page 18                        FORM 10-Q


                     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------



A.  Exhibits
    --------

Exhibit Number                  Description
--------------                  -----------

      3         Articles of Incorporation and By-laws

                 By-laws of the Registrant, as amended to October 14, 1999 is filed herewith.


     10         Material Contracts

                 Amendment dated October 1, 1999 to Consulting Agreement between Registrant and Anthony P. Terracciano, is filed herewith.

     27         Financial Data Schedule

                 Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended September 30, 1999.

























                               Page 19                            FORM 10-Q



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date November 10, 1999             \s\Ellen C. Wolf
----------------------             --------------------------------------
                                   Chief Financial Officer
                                   (Authorized Officer)





Date November 10, 1999             \s\Robert D. Sieves
----------------------             --------------------------------------
                                   Comptroller
                                   (Chief Accounting Officer)