Form 10-K405
period 1999-12-31
AMERICAN WATER WORKS CO INC
filed 2000-03-27
CIK 318819

EXHIBIT INDEX ON PAGES 19-23



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

      For the fiscal year ended December 31, 1999

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

Registrant's telephone number, including area code 856-346-8200

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 6, 2000 was $1,263,689,643.

     As of March 6, 2000, there were a total of 97,591,855 shares of Common Stock, $1.25 par value per share, outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Certain information contained and incorporated by reference herein contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include, but are not limited to, the unpredictability of weather, rate regulations and timing of rate cases, and changes to existing and proposed environmental regulations. See "Management's Discussion and Analysis" beginning on page 25 of the Company's Annual Report to Shareholders incorporated herein by reference.

     (1) The following pages and section in Registrant's Annual Report to Shareholders for 1999 are incorporated by reference into Part I, Item 1 and
Part II of this Form 10-K: pages 24 through 52, with the exception of the section entitled "Management's Responsibility for Financial Reporting" on page 37; and the section entitled "Range of Market Prices" on page 55.

     (2) The following pages and section in Registrant's definitive Proxy Statement relating to Registrant's Annual Meeting of Shareholders on
May 4, 2000 are incorporated by reference into Part III of this Form 10-K:
Page 2 (beginning with the sixth full paragraph thereon) through page 5, the section entitled "Director Remuneration" on page 7, pages 8 and 9, and pages 14 through 16.

                                   PART I

Item 1.    Business

     The "Description of the Business" is set forth on pages 25 and 27 of the Annual Report to Shareholders for 1999, filed as Exhibit 13 to this Report on Form 10-K; and such description is hereby specifically incorporated herein by reference thereto. The information provided in that section is supplemented by the following details:

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

     The Registrant and its subsidiary companies acquire water and wastewater utility systems that complement existing service territories or which enhance geographic diversification. Acquisitions of utility systems by the Registrant and its subsidiary companies are described in the subsection entitled "Acquisitions of Utility Systems" under the section entitled "System Growth and Development," located on page 27 of the Annual Report to Shareholders for 1999, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

     Some of the expenditures for construction by regulated subsidiaries have included facilities to comply with federal and state water quality and safety standards. The nature of some of the construction is described in the subsection entitled "Capital Spending Program" under the section entitled "System Growth and Development," located on pages 27 and 28 of the Annual Report to Shareholders for 1999, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

     The number of persons employed by the Registrant and subsidiary companies totaled 4,970 at December 31, 1999.

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

      Name             Age   Business Experience During Past Five Years

J. James Barr           58   President and Chief Executive Officer
                             of the Registrant since March, 1998 and Acting
                             President and Chief Executive Officer of the
                             Registrant from November, 1997 to March, 1998.
                             Vice President and Treasurer of the
                             Registrant prior thereto.

Ellen C. Wolf           46   Vice President and Chief Financial Officer
                             of the Registrant since May, 1999 and Vice
                             President-Treasurer of Bell Atlantic
                             Corporation prior thereto.

W. Timothy Pohl         45   General Counsel and Secretary of the
                             Registrant.

Joseph F. Hartnett, Jr. 48   Treasurer of the Registrant since January,
                             1998 and Vice President-Finance since May, 1998 and Vice President and Treasurer from September,
                             1992 to May, 1998 of American Water Works Service
                             Company, Inc., service subsidiary of the Registrant.

Robert D. Sievers       46   Comptroller of the Registrant.

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

Item 4.    Submission of Matters to a Vote of Security Holders

     None.

                                   PART II

Item 5.    Market for the Registrant's Common Equity and Related
           Stockholder Matters

     The information required under this item is contained in the section entitled "Range of Market Prices," located on page 55 of the Annual Report to Shareholders for 1999, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 6.    Selected Financial Data

     The information required under this item is contained in the section entitled "Consolidated Summary of Selected Financial Data," located on page 24 of the Annual Report to Shareholders for 1999, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is contained in the section entitled "Management's Discussion and Analysis," located on pages 25 through 36 of the Annual Report to Shareholders for 1999, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item with respect to market risk is contained on page 32, within the section entitled "Management's Discussion and Analysis," located on pages 25 through 36 of the Annual Report to Shareholders for 1999, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 8.    Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 1, 2000, appearing on pages 37 through 52 of the 1999 Annual Report to Shareholders, filed as Exhibit 13 to this Report on Form 10-K, are hereby specifically incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant

     The information required under this item with respect to the Directors of the Registrant appears in the sixth full paragraph on page 2 through page 5 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 4, 2000, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "1934 Act"); such information is hereby specifically incorporated herein by reference thereto.

     The information required under this item with respect to the Executive Officers of the Registrant is set forth in Item 1A of Part I above pursuant to paragraph (3) of General Instruction G to Form 10-K.

Item 11.   Executive Compensation

     The information required under this item is contained in the section entitled "Director Remuneration" which is located on page 7, and in the sections entitled "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation," "Performance Graph," "Management Remuneration," and "Pension Plan" which are located on pages 10 through 16 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 4, 2000, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto, except for the "Report of the Compensation and Management Development Committee of the Board of Directors on Executive Compensation" and "Performance Graph" which are not so incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is contained in the section entitled "Stock Ownership Information" which is located on pages 8 and 9 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 4, 2000, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

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

         3. Exhibits: the Exhibits to this Report on Form 10-K are listed in the Index to Exhibits, which appears on Pages 19 to 23 of this Report on Form 10-K.

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

                                        AMERICAN WATER WORKS COMPANY, INC.


                                        By:    J. James Barr
                                           -------------------------------------
                                            J. James Barr, President
                                            and Chief Executive Officer


DATE:  March 2, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                       Title                    Date

Principal Executive Officer:

   J. James Barr
-----------------------------
J. James Barr                    President, Chief            March 2, 2000
                                 Executive Officer
                                 and Director


Principal Financial Officer:

   Ellen C. Wolf
-----------------------------
Ellen C. Wolf                    Vice President and          March 2, 2000
                                 Chief Financial Officer


Principal Accounting Officer:

   Robert D. Sievers
-----------------------------
Robert D. Sievers                Comptroller                 March 2, 2000

                           SIGNATURES (Cont'd.)

Directors:

   Marilyn Ware
--------------------------------------
Marilyn Ware (Chairman)                                      March 2, 2000

   Anthony P. Terracciano
--------------------------------------
Anthony P. Terracciano (Vice Chairman)                       March 2, 2000

   William O. Albertini
--------------------------------------
William O. Albertini                                         March 2, 2000

   Rhoda W. Cobb
--------------------------------------
Rhoda W. Cobb                                                March 2, 2000

   Elizabeth H. Gemmill
--------------------------------------
Elizabeth H. Gemmill                                         March 2, 2000

--------------------------------------
Ray J. Groves

--------------------------------------
Henry G. Hager

   Frederick S. Kirkpatrick
--------------------------------------
Frederick S. Kirkpatrick                                     March 2, 2000

   Gerald C. Smith
--------------------------------------
Gerald C. Smith                                              March 2, 2000

--------------------------------------
Nancy Ware Wainwright

   Paul W. Ware
--------------------------------------
Paul W. Ware                                                 March 2, 2000

   Ross A. Webber
--------------------------------------
Ross A. Webber                                               March 2, 2000

   William S. White
--------------------------------------
William S. White                                             March 2, 2000

   Horace Wilkins, Jr.
--------------------------------------
Horace Wilkins, Jr.                                          March 2, 2000

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549





                                 FORM 10-K







                               ANNUAL REPORT

                       YEAR ENDED DECEMBER 31, 1999




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


                      INDEX TO FINANCIAL STATEMENTS



The following documents are filed as part of this report:

                                                              Page(s) in
(1)  FINANCIAL STATEMENTS                                    Annual Report*

     Report of Independent Accountants . . . . . . . . . . . . . . 37

     Consolidated Balance Sheet of American Water Works
     Company, Inc. and Subsidiary Companies at December 31,
     1999 and 1998 . . . . . . . . . . . . . . . . . . . . . . .38 and 39

     Consolidated Statements of Income and Comprehensive
     Income and of Retained Earnings of American Water
     Works Company, Inc. and Subsidiary Companies for
     each of the three years in the period ended
     December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . 40

     Consolidated Statement of Cash Flows of American
     Water Works Company, Inc. and Subsidiary Companies
     for each of the three years in the period ended
     December 31, 1999 . . . . . . . . . . . . . . . . . . . . . . 41

     Consolidated Statement of Capitalization of American
     Water Works Company, Inc. and Subsidiary Companies
     at December 31, 1999 and 1998 . . . . . . . . . . . . . . .42 and 43

     Consolidated Statement of Common Stockholders' Equity
     of American Water Works Company, Inc. and Subsidiary
     Companies for each of the three years in the period
     ended December 31, 1999 . . . . . . . . . . . . . . . . . . . 44

     Notes to Financial Statements . . . . . . . . . . . . . .45 through 52


*Incorporated by reference from the indicated pages of the 1999 Annual Report to Shareholders, which is Exhibit 13 to this Report on Form 10-K.

                    AMERICAN WATER WORKS COMPANY, INC.

(2)  FINANCIAL STATEMENT SCHEDULES

                              Description                              Page(s)*

Schedule I:  Report of Independent Accountants on Financial
               Statement Schedules. . . . . . . . . . . . . . . . . .     11

             Balance Sheet of American Water Works Company, Inc.
               at December 31, 1999 and 1998. . . . . . . . . . . . . 13 and 14

             Statements of Income and Comprehensive Income
               and of Retained Earnings of American Water Works
               Company, Inc. for each of the three years in the
               period ended December 31, 1999 . . . . . . . . . . . . 15 and 16

             Statement of Cash Flows of American Water Works
               Company, Inc. for each of the three years in the
               period ended December 31, 1999 . . . . . . . . . . . . 17 and 18


Financial Statement Schedules not included in this Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

*Page numbers shown refers to the page numbers in this Report on Form 10-K.

                   Report of Independent Accountants on
                       Financial Statement Schedules

To the Board of Directors of
American Water Works Company, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 1, 2000 appearing in the 1999 Annual Report to Shareholders of American Water Works Company, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 1, 2000

                    CONSENT OF INDEPENDENT ACCOUNTANTS
                    ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 33-59059) and in the Registration Statements on Form S-8 (No. 333-52309, No. 33-52923, and No. 333-14451) of American Water Works
Company, Inc. of our report dated February 1, 2000 relating to the financial statements, which appears on page 37 in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 1, 2000 relating to the financial statement schedule, which appears in this Form 10-K.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 24, 2000

                                                                 SCHEDULE 1

        FINANCIAL INFORMATION OF AMERICAN WATER WORKS COMPANY, INC.
        -----------------------------------------------------------
                           (Dollars in thousands)

                               BALANCE SHEET

                                                      At December 31
                                                  1999             1998
                                              -----------      -----------

ASSETS

Investments in subsidiaries
  Securities                                  $ 1,819,412      $ 1,708,659
  Notes and advances                                   70              762
                                              -----------      -----------
Total investments in subsidiaries               1,819,482        1,709,421
                                              -----------      -----------

Current assets
  Cash and cash equivalents                         4,702           18,042
  Income tax receivable from subsidiary                -             2,189
  Other receivables from subsidiaries                 751              990
  Income tax receivable                             4,954              410
  Other                                               135              139
                                              -----------      -----------
Total current assets                               10,542           21,770
                                              -----------      -----------

Deferred debits
  Debt expense                                        467              586
  Preferred stock expense                              43               90
  Other                                                 1                1
                                              -----------      -----------
Total deferred debits                                 511              677
                                              -----------      -----------
Other investments                                 195,937           97,022
                                              -----------      -----------
TOTAL ASSETS                                  $ 2,026,472      $ 1,828,890
                                              ===========      ===========

CAPITALIZATION AND LIABILITIES

Capitalization
  Common stock                                 $   121,630     $   119,789
  Paid-in capital                                  424,434         384,255
  Retained earnings                              1,001,029         945,434
  Accumulated other comprehensive income            92,461          33,138
  Unearned compensation                             (1,056)           (980)
  Treasury stock                                    (3,700)            (25)
                                               -----------     -----------
    Common stockholders' equity                  1,634,798       1,481,611

                                                                 SCHEDULE 1
                                                                (continued)

                                                       At December 31
                                                   1999           1998
                                               -----------     -----------

  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673
  Long-term debt                                   211,472         216,992
                                               -----------     -----------
Total capitalization                             1,897,943       1,750,276
                                               -----------     -----------
Current liabilities
  Bank debt                                         46,500               -
  Current portion of long-term debt                    213          35,158
  Interest accrued                                   5,338           5,398
  Taxes accrued, including federal income              167           2,666
  Other                                                890           1,020
                                               -----------     -----------
Total current liabilities                           53,108          44,242
                                               -----------     -----------

Long-term liabilities
  Deferred income taxes                             57,942          14,401
  Other                                             17,479          19,971
                                               -----------     -----------
Total long-term liabilities                         75,421          34,372
                                               -----------     -----------
Commitments and contingencies                            -               -
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 2,026,472     $ 1,828,890
                                               ===========     ===========


Capital lease obligations to a subsidiary were $685 in 1999 and $650 in 1998.

The results presented in 1999 and the restated results for 1998 reflect the pooling of interests method of accounting to recognize the acquisition of National Enterprises Inc.

                                                                 SCHEDULE 1
                                                                (continued)

        FINANCIAL INFORMATION OF AMERICAN WATER WORKS COMPANY, INC.
        -----------------------------------------------------------
             (Dollars in thousands, except per share amounts)

             STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                         AND OF RETAINED EARNINGS

                                               For the Years Ended
                                                   December 31,
                                           1999        1998        1997
                                         --------    --------    --------

INCOME AND COMPREHENSIVE INCOME

Income from subsidiaries
  Equity in earnings of subsidiaries
    Dividends                            $128,860    $119,283    $102,283
    Undistributed earnings                 37,677      49,481      49,802
                                         --------    --------    --------
                                          166,537     168,764     152,085
  Interest                                      5           6           7
Other income                                1,222       1,377         922
                                         --------    --------    --------
                                          167,764     170,147     153,014
                                         --------    --------    --------
Expenses
  Operating and administrative expenses    16,236      12,459       9,803
  General taxes                               526         266         281
  Interest                                 17,879      17,299      13,817
  Merger related costs                      9,876         352           -
  Amortization of debt expense                120         114          63
                                         --------    --------    --------
                                           44,637      30,490      23,964
                                         --------    --------    --------
Income before income taxes                123,127     139,657     129,050
Provision for income taxes                (15,822)    (10,782)     (8,641)
                                         --------    --------    --------
Net income                                138,949     150,439     137,691
Dividends on preferred stocks               3,984       3,984       3,984
                                         --------    --------    --------
Net income to common stock                134,965     146,455     133,707

Other comprehensive income
  Unrealized gains on securities          102,604      47,083       5,348
  Income taxes on other comprehensive
    income                                (43,281)    (17,959)     (1,334)
                                         --------    --------    --------
Other comprehensive income, net            59,323      29,124       4,014
                                         --------    --------    --------
Comprehensive income                     $194,288    $175,579    $137,721
                                         ========    ========    ========
Average shares of basic common
    stock outstanding                      96,544      95,234      94,080
Basic and diluted earnings per common
    share on average shares outstanding     $1.40       $1.54       $1.42
                                         ========    ========    ========

                                                                 SCHEDULE 1
                                                                (continued)


                                               For the Years Ended
                                                   December 31,
                                           1999        1998        1997
                                         --------    --------    --------

RETAINED EARNINGS

Balance at beginning of year            $ 945,434   $ 870,368   $ 803,085
Add: net income                           138,949     150,439     137,691
                                        ---------   ---------   ---------
                                        1,084,383   1,020,807     940,776
                                        ---------   ---------   ---------

Deduct: dividends paid
  Preferred stock                           3,528       3,528       3,528
  Preference stock                            456         456         456
  Common stock - $.86 per share in 1999
     $.82 per share in 1998, $.76 per
     share in 1997                         76,479      65,781      60,084
  National Enterprises Inc. common stock    2,891       5,608       6,340
                                        ---------   ---------   ---------
                                           83,354      75,373      70,408
                                        ---------   ---------   ---------
Balance at end of year                 $1,001,029   $ 945,434    $870,368
                                       ==========   =========   =========


The results presented in 1999 and the restated results for 1998 and 1997 reflect the pooling of interests method of accounting to recognize the acquisition of National Enterprises Inc.

                                                                 SCHEDULE 1
                                                                (continued)


        FINANCIAL INFORMATION OF AMERICAN WATER WORKS COMPANY, INC.
        -----------------------------------------------------------
                          (Dollars in thousands)

                          STATEMENT OF CASH FLOWS


                                               For The Years Ended
                                                   December 31,
                                           1999        1998        1997
                                         --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                               $138,949    $150,439    $137,691
Adjustments
  Undistributed earnings of subsidiaries  (37,677)    (49,481)    (49,802)
  Employee stock plan expense                 169          98         585
  Other, net                                  (40)      1,892       1,197
  Changes in assets and liabilities
    Other current assets                   (2,112)     (1,436)       (319)
    Taxes accrued, including federal
        income                             (2,499)      1,512         178
    Interest accrued                          (60)      3,345         191
    Other current liabilities                (130)        238        (802)
                                         --------    --------    --------
Net cash from operating activities         96,600     106,607      88,919
                                         --------    --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES

Investment in subsidiaries common stock   (73,076)   (102,547)    (68,148)
Repayment (borrowing) of promissory
    notes by subsidiaries                     692        (672)         10
Supplemental executive retirement plan
    funding                                  (653)     (3,449)       (950)
                                         --------    --------    --------
Net cash used in investing activities     (73,037)   (106,668)    (69,088)
                                         --------    --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from common stock, net of
   issuance costs                          41,913      36,227      28,041
Dividends paid                            (83,354)    (75,373)    (70,408)
Net borrowings (repayments) under
   line-of-credit agreements               46,500     (59,500)     21,400
Intercompany borrowings, net                    -      (3,013)      3,013
Redemption of preferred stock from
   subsidiary                                 100           -           -
Purchase of common stock for treasury      (1,190)          -           -
Proceeds from long-term debt                    -     120,000           -

                                                                 SCHEDULE 1
                                                                (continued)


                                               For The Years Ended
                                                   December 31,
                                           1999        1998        1997
                                         --------    --------    --------

Repayment of long-term debt               (40,872)       (765)     (1,073)
Debt issuance costs                             -        (352)          -
                                         --------    --------    --------
Net cash from (used in) financing
    activities                            (36,903)     17,224     (19,027)
                                         --------    --------    --------
Net (decrease) increase in cash and
    cash equivalents                      (13,340)     17,163         804
Cash and cash equivalents at beginning
    of year                                18,042         879          75
                                         --------    --------    --------
Cash and cash equivalents at end of year $  4,702    $ 18,042    $    879
                                         ========    ========    ========

Cash paid (received) during the year for:

  Interest                               $ 17,939    $ 13,954    $ 13,626
                                         ========    ========    ========
  Income taxes                           $(11,178)   $ (9,162)   $ (7,786)
                                         ========    ========    ========


Common stock issued in lieu of cash in connection with the Long-Term Performance-Based Incentive plan totaled $105 in 1999, $111 in 1998 and $437 in 1997.

The results presented in 1999 and the restated results for 1998 and 1997 reflect the pooling of interests method of accounting to recognize the acquisition of National Enterprises Inc.

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

                   (f)  Certificate of Amendment of the Restated
                Certificate of Incorporation of the Registrant effective May 6, 1999, is incorporated herein by reference to Exhibit 3(a) to Form 10-Q report of the Registrant for the period ended March 31, 1999.

                   (g) By-laws of the Registrant, as amended to October 14,
                1999 are incorporated herein by reference to Exhibit 3 to Form 10-Q report of Registrant for the period ended September 30, 1999.

   4            Instruments Defining the Rights of Security Holders,
                Including Indentures

                   (a) Indenture dated as of November 1, 1977 between the
                Registrant and The Fidelity Bank (name later changed to First Union National Bank), Trustee, is incorporated herein by reference to Exhibit E to Form 10-K report of the Registrant for 1977.

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                                Description

   4 (cont'd)      (b) Second Supplemental Indenture dated as of
                February 1, 1993 between the Registrant and Fidelity Bank, National Association (name later changed to First Union National Bank), as Trustee, is incorporated herein by reference to Exhibit 4(c) to Form 10-K report of the Registrant for 1992.

                   (c) Third Supplemental Indenture dated as of July 2,
                1998 between the Registrant and First Union National Bank, as Trustee, is incorporated herein by reference to Exhibit 4(d) to Form 10-K report of the Registrant for 1998.

                   (d) Rights Agreement dated as of February 18, 1999
                between the Registrant and BankBoston, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4 to Form 8-A Registration Statement of the Registrant,
                No. 1-3437-2.

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

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                                Description

  10 (cont'd)      (e) Supplemental Retirement Plan of the Registrant,
                as amended and restated effective July 1, 1997, is incorporated herein by reference to Exhibit 10(e) to Form 10-K report of the Registrant for 1997.

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

                   (i) Deferred Compensation Plan of the Registrant,
                as amended and restated effective October 1, 1998, is incorporated herein by reference to Exhibit 10(i) to Form 10-K report of the Registrant for 1998.

                   (j) Stay Incentive Award for J. James Barr dated
                November 6, 1997, is incorporated herein by reference to
                Exhibit 10(k) to Form 10-K report of the Registrant for 1997.

                   (k) Consulting Agreement commencing May 7, 1998 between
                registrant and Anthony P. Terracciano, is incorporated herein by reference to Exhibit 10 to Form 10-Q report of the Registrant for the period ended June 30, 1998.

                   (l) Amendment dated December 22, 1998 to Consulting
                Agreement between registrant and Anthony P. Terracciano is incorporated herein by reference to Exhibit 10 to Form 10-Q report of the Registrant for the period ended March 31, 1999.

                   (m) Amendment dated May 6, 1999 to Consulting Agreement
                between registrant and Anthony P. Terracciano is incorporated herein by reference to Exhibit 10 to Form 10-Q report of the Registrant for the period ended June 30, 1999.

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                                Description

  10 (cont'd)      (n) Amendment dated October 1, 1999 to Consulting
                Agreement between registrant and Anthony P. Terracciano is incorporated herein by reference to Exhibit 10 to Form 10-Q report of the Registrant for the period ended September 30, 1999.

                   (o) Contract dated May 5, 1999 between Registrant and
                Ellen C. Wolf, is incorporated herein by reference to
                Exhibit 10 to Form 10-Q report of the Registrant for the period ended September 30, 1999.

                   (p) Agreement and Plan of Merger dated as of October 28,
                1999 among American Water Works Company, Inc., SJW Acquisition Corp. and SJW Corp., is filed herewith.

                   (q) Asset Purchase Agreement among Citizens Utilities
                Company and Certain of its Affiliates and American Water Works Company, Inc. and Arizona-American Water Company, dated as of October 15, 1999, is filed herewith.

                   (r) Asset Purchase Agreement among Citizens Utilities
                Company and Certain of its Affiliates and American Water Works Company, Inc. and California-American Water Company, dated as of October 15, 1999, is filed herewith.

                   (s) Asset Purchase Agreement among Citizens Utilities
                Company and Certain of its Affiliates and American Water Works Company, Inc. and Illinois-American Water Company, dated as of October 15, 1999, is filed herewith.

                   (t) Asset Purchase Agreement among Citizens Utilities
                Company and Certain of its Affiliates and American Water Works Company, Inc. and Indiana-American Water Company, Inc., dated as of October 15, 1999, is filed herewith.

                   (u) Asset Purchase Agreement among Citizens Utilities
                Company and Certain of its Affiliates and American Water Works Company, Inc. and Ohio-American Water Company, dated as of October 15, 1999, is filed herewith.

                   (v) Asset Purchase Agreement among Citizens Utilities
                Company and Certain of its Affiliates and American Water Works Company, Inc. and Pennsylvania-American Water Company, dated as of October 15, 1999, is filed herewith.

                    AMERICAN WATER WORKS COMPANY, INC.

                            INDEX TO EXHIBITS

Exhibit
Number                                Description

  13            Annual Report to Security Holders

                   The Registrant's Annual Report to Shareholders for 1999
                is filed as exhibit hereto solely to the extent portions thereof are specifically incorporated herein by reference.

  21            Subsidiaries of the Registrant

                   Subsidiaries of the Registrant as of December 31, 1999.

  23            Consents of Experts and Counsel

                   See "Consent of Independent Accountants" on page 12 of
                this Report on Form 10-K.

  27            Financial Data Schedule

                   Financial Data Schedule for the fiscal year ended
                December 31, 1999, is filed herewith electronically.