Form 10-Q
period 2000-03-31
AMERICAN WATER WORKS CO INC
filed 2000-05-15
CIK 318819

FORM 10-Q                       Page 1 of 17

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549




          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 2000
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                          -----   -----
At May 1, 2000, the number of shares of common stock, $1.25 par value, outstanding was 97,769,949 shares.



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

                                                       Three Months Ended
                                                           March 31,
                                                       2000         1999
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

Operating revenues                                   $307,759     $277,416
                                                     --------     --------
Operating expenses
  Operation and maintenance                           144,358      134,446
  Depreciation and amortization                        39,824       36,054
  General taxes                                        33,129       31,988
                                                     --------     --------
Total operating expenses                              217,311      202,488
                                                     --------     --------
Operating income                                       90,448       74,928
                                                     --------     --------

Other income (deductions)
  Interest                                            (46,746)     (43,685)
  Allowance for other funds used during
    construction                                        2,706        3,244
  Allowance for borrowed funds used
    during construction                                 1,882        2,648
  Amortization of debt expense                           (682)        (644)
  Preferred dividends of subsidiaries                    (798)        (821)
  Merger related costs                                      --         (178)
  Other, net                                           (1,308)      (1,222)
                                                     --------     --------
Total other income (deductions)                       (44,946)     (40,658)
                                                     --------     --------
Income before income taxes                             45,502       34,270
Provision for income taxes                             18,419       13,848
                                                     --------     --------
Net income                                             27,083       20,422
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                             26,087       19,426
                                                     --------     --------
Other comprehensive income
  Unrealized gains on securities                       13,181       26,781
  Income taxes on other comprehensive income           (5,385)     (10,293)
                                                     --------     --------
Other comprehensive income, net                         7,796       16,488
                                                     --------     --------
Comprehensive income                                 $ 33,883     $ 35,914
                                                     ========     ========


                               Page 3                            FORM 10-Q


                                                       Three Months Ended
                                                           March 31,
                                                       2000         1999
                                                   ----------   ----------

Average shares of basic common stock outstanding       97,479       95,906

Basic and diluted earnings per common share on
  average shares outstanding                       $     0.27   $     0.20
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,001,029   $  945,434

Add - net income                                       27,083       20,422
                                                   ----------   ----------
                                                    1,028,112      965,856
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock - $.225 per share in 2000;
                 $.215 per share in 1999               21,900       17,386
  National Enterprises Inc. common stock                   --        1,416
                                                   ----------   ----------
                                                       22,896       19,798
                                                   ----------   ----------
Balance at March 31                                $1,005,216   $  946,058
                                                   ==========   ==========

The results presented in 2000 and the restated results for 1999 reflect the pooling of interests method of accounting to recognize the acquisition of National Enterprises Inc.

The accompanying information and notes are an integral part of these financial statements.



















                                 Page 4                           FORM 10-Q


       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                March 31      December 31
                                                  2000            1999
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 4,993,041      $ 4,939,408
  Utility plant acquisition adjustments, net       70,723           51,697
  Non-utility property, net of accumulated
    depreciation                                   37,349           36,265
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               56,700           57,118
                                              -----------      -----------
Total property, plant and equipment             5,157,813        5,084,488
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        38,407           43,100
  Customer accounts receivable                     83,388           91,353
  Allowance for uncollectible accounts             (2,611)          (2,346)
  Unbilled revenues                                78,328           78,205
  Miscellaneous receivables                         9,075           10,936
  Materials and supplies                           21,512           20,058
  Deferred vacation pay                            13,707           10,902
  Restricted funds                                  9,258           14,558
  Other                                            15,059           11,915
                                              -----------      -----------
Total current assets                              266,123          278,681
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     215,502          214,349
  Other investments                               194,899          181,579
  Debt and preferred stock expense                 48,981           48,289
  Deferred pension expense                         32,817           32,872
  Deferred postretirement benefit expense          10,497           10,264
  Deferred treatment plant costs                    5,545            5,811
  Deferred tank painting costs                     14,153           14,178
  Restricted funds                                  7,795            6,557
  Other                                            76,613           75,138
                                              -----------      -----------
Total regulatory and other long-term assets       606,802          589,037
                                              -----------      -----------
TOTAL ASSETS                                  $ 6,030,738      $ 5,952,206
                                              ===========      ===========






                                 Page 5                          FORM 10-Q
                                                 March 31      December 31
                                                   2000            1999
                                              ------------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                   $1,657,413      $1,634,798
  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673

  Preferred stocks of subsidiaries with
    mandatory redemption requirements               33,609          34,020
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                8,118           8,118

  Long-term debt
    American Water Works Company, Inc.             211,000         211,000
    Subsidiaries                                 2,210,236       2,182,097
                                               -----------     -----------
Total capitalization                             4,172,049       4,121,706
                                               -----------     -----------
Current liabilities
  Bank debt                                        235,630         239,864
  Current portion of long-term debt                 50,737          38,355
  Accounts payable                                  40,498          67,064
  Taxes accrued, including federal income           36,832          16,030
  Interest accrued                                  50,974          43,672
  Accrued vacation pay                              14,364          11,532
  Other                                             53,497          75,191
                                               -----------     -----------
Total current liabilities                          482,532         491,708
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        208,583         207,891
  Deferred income taxes                            632,034         610,460
  Deferred investment tax credits                   40,494          40,585
  Accrued pension expense                           64,504          63,095
  Accrued postretirement benefit expense            15,335          12,471
  Other                                             27,466          29,453
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                      988,416         963,955
                                               -----------     -----------
Contributions in aid of construction               387,741         374,837
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 6,030,738     $ 5,952,206
                                               ===========     ===========

The results presented in 2000 and the restated results for 1999 reflect the pooling of interests method of accounting to recognize the acquisition of National Enterprises Inc.

The accompanying information and notes are an integral part of these financial statements.

                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)


                                                       Three Months Ended
                                                            March 31,
                                                       2000         1999
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 27,083     $ 20,422
Adjustments
   Depreciation and amortization                       39,824       36,054
   Provision for deferred income taxes                  6,340        8,265
   Provision for losses on accounts receivable          2,163        1,197
   Allowance for other funds used during
     construction                                      (2,706)      (3,244)
   Employee benefit expenses greater
     than funding                                       4,579        5,100
   Employee stock plan expenses                           972          698
   Deferred tank painting costs                          (118)         (65)
   Deferred rate case expense                            (319)        (900)
   Amortization of deferred charges                     3,103        3,392
   Other, net                                          (6,178)      (6,030)
   Changes in assets and liabilities,net
      Accounts receivable                               8,288        5,323
      Unbilled revenues                                   111        5,270
      Other current assets                             (2,474)         162
      Accounts payable                                (26,566)     (24,607)
      Taxes accrued, including federal income          20,391       10,261
      Interest accrued                                  7,302        6,512
      Other current liabilities                       (23,645)       2,023
                                                     --------     --------
Net cash from operating activities                     58,150       69,833
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                             (67,321)     (77,616)
Allowance for other funds used during
  construction                                          2,706        3,244
Acquisitions                                          (29,451)        (826)
Proceeds from the disposition of property,
  plant and equipment                                     400          794
Removal costs from property, plant and
  equipment retirements                                  (774)        (495)
Restricted funds                                        4,062       (7,643)
                                                     --------     --------
Net cash used in investing activities                 (90,378)     (82,542)
                                                     --------     --------









                                Page 7                         FORM 10-Q


                                                       Three Months Ended
                                                           March 31,
                                                       2000         1999
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $ 41,945     $ 40,452
Proceeds from common stock                             10,367        9,032
Purchase of common stock for treasury                    (704)      (1,190)
Net borrowings (repayments) under
  line-of-credit agreements                            (4,234)      25,467
Advances and contributions for construction,
  net of refunds                                        6,384        5,677
Debt issuance costs                                    (1,492)        (161)
Repayment of long-term debt                            (1,424)     (36,354)
Redemption of preferred stocks                            (411)      (2,434)
Dividends paid                                        (22,896)     (19,798)
                                                     --------     --------
Net cash from financing activities                     27,535       20,691
                                                     --------     --------
Net increase (decrease) in cash and
  cash equivalents                                     (4,693)       7,982

Cash and cash equivalents at January 1                 43,100       39,877
                                                     --------     --------

Cash and cash equivalents at March 31                $ 38,407     $ 47,859
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 40,552     $ 38,551
                                                     ========     ========
  Income taxes                                       $  7,154     $  8,413
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term
Performance-Based Incentive Plan totaled $1,488 in 2000 and $1,565 in 1999.

Common stock placed into treasury in connection with the Employees Stock
Ownership Plan and Long-Term Performance-Based Incentive Plan totaled $704 in
2000 and $3,675 in 1999.

The results presented in 2000 and the restated results for 1999 reflect the pooling of interests method of accounting to recognize the acquisition of National Enterprises Inc.

The accompanying information and notes are an integral part of these financial statements.






                                Page 8                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                   March 31    December 31
                                                      2000         1999
                                                   ----------  -----------

Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                $   40,000  $    40,000
                                                   ==========  ===========
Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding               $    2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares
     (one-tenth of a vote per share)                       --           --
                                                   ----------  -----------
                                                   $   11,673  $    11,673
                                                   ==========  ===========

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 97,864,797 shares in 2000;
               97,303,759 shares in 1999           $  122,331  $   121,630
Paid-in capital                                       435,851      424,434
Retained earnings                                   1,005,216    1,001,029
Accumulated other comprehensive income                100,257       92,461
Unearned compensation                                  (1,838)      (1,056)
Treasury stock at cost - 142,223 shares in
 2000; 109,675 shares in 1999                          (4,404)      (3,700)
                                                   ----------  -----------

                                                   $1,657,413  $ 1,634,798
                                                   ==========  ===========

At March 31, 2000, common shares authorized but not issued, reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 3,751,444 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan, 532,381 shares for the Savings Plan for Employees and 296,347 shares for the Long-Term Performance-Based Incentive Plan.

The results presented in 2000 and the restated results for 1999 reflect the pooling of interests method of accounting to recognize the acquisition of National Enterprises Inc.

                                Page 9                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management the information reported reflects all adjustments, consisting of normal recurring adjustments, which were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation. The results presented in 2000 and the restated results for 1999 reflect the pooling of interests method of accounting to recognize the acquisition of National Enterprises Inc.(NEI).


NOTE 2 -- Acquisitions
NATIONAL ENTERPRISES INC.
On June 25, 1999, the Company completed the acquisition of National Enterprises Inc. (NEI), a privately owned company, in a transaction valued at $700 million. The transaction was accomplished through a tax free exchange of 14,937,000 shares of the Company's stock for all of the outstanding shares of NEI and the assumption of $241 million of debt. Subsidiaries of NEI provided water service to approximately 504,000 customers in Missouri, Illinois, Indiana and New York. NEI also had passive investments in the telecommunications industry owning 4,000,000 shares of ITC Deltacom and 600,000 shares of Powertel, as well as an interest in privately held ITC Holdings.

This business combination has been accounted for as a pooling of interests and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of NEI.

During the first quarter of 1999 the Company recorded a charge of $178 thousand, reflecting the one-time costs incurred in connection with the merger. The merger related costs consist primarily of professional fees. The merger related costs have been reported on a separate line in the consolidated statement of income and comprehensive income.

The results of operations previously reported by the Company and the combined amounts presented in the accompanying consolidated financial statements are summarized in the following table:
                                                       Three Months Ended
                                                         March 30, 1999
                                                       ------------------
  Operating revenues
   Company                                                  $237,002
   NEI                                                        40,414
                                                            --------
   Combined                                                 $277,416
                                                            ========
  Net income
   Company                                                  $ 19,685
   NEI                                                           737
                                                            --------
   Combined                                                 $ 20,422
                                                            ========

                                 Page 10                       FORM 10-Q

CONTRACT MANAGEMENT BUSINESS
On December 31, 1999, the Company finalized the purchase of its joint venture partner Anglian Water's interest in AmericanAnglian Environmental
Technologies for $32 million. This business, which now operates as American Water Services (AWS), manages and operates 175 water and wastewater facilities in seven states.

Effective January 1, 2000 the results of operations of AWS are being reported on a consolidated basis. Previously, the results of the joint venture were being accounted for under the equity method.


Note 3 -- Pending Acquisitions
WATER AND WASTEWATER ASSETS OF CITIZENS UTILITIES
On October 18, 1999, the Company announced it had agreed to purchase the water and wastewater utility assets of Citizens Utilities Company (NYSE:CZN) for $835 million in cash and debt. Citizens Utilities provides water and wastewater service to 305,000 customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania. For the latest fiscal year ended December 31, 1999, the operations being acquired had revenues of $102 million. It is anticipated that the transaction will be completed in the second half of 2000, following regulatory approvals and completion of other requirements.

SJW CORP.
On October 29, 1999, the Company announced an agreement had been reached to acquire all the common stock of SJW Corp. (SJW) for approximately $390 million in cash, or $128 per share, and the assumption of $90 million in debt. SJW is a publicly traded holding company (AMEX:SJW) headquartered in San Jose, California. SJW, through its subsidiary San Jose Water Company, provides water service to 216,000 customers in San Jose and nearby communities.

SJW also owns 1,100,000 shares of California Water Service Group (NYSE:CWT) and SJW Land Company, which owns a parking facility, commercial property and undeveloped real estate in San Jose. For the latest fiscal year ended December 31, 1999, SJW had revenues of $117 million, net income of $16 million and total assets of $372 million. It is expected that the transaction, which will be accounted for as a purchase, will be completed in the second half of 2000, following regulatory approvals and completion of other requirements.

WATER UTILITY SUBSIDIARIES OF UNITED WATER RESOURCES INC.
On July 13, 1999, the Company announced it had agreed to acquire from United Water Resources Inc. five water utilities in Missouri, Indiana, Illinois and Virginia for approximately $49 million in cash. These water utilities provide service to 35,000 customers. As of May 1, 2000 the acquisition of four of these utilities were completed, and the remaining acquisition is expected to be completed in the second quarter of 2000 upon the receipt of regulatory approvals.

CITY OF COATESVILLE PENNSYLVANIA WATER AND WASTEWATER SYSTEMS
On February 15, 2000 the Company agreed to purchase the City of Coatesville Authority's water and wastewater utility systems for $48 million. These systems provide water service to more then 8,000 customers and wastewater service to more than 4,000 customers. It is expected that the transaction will be completed in the fourth quarter of 2000, following regulatory approvals and completion of other requirements.



PAGE>                           Page 11                      FORM 10-Q

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

SFAS 133, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," requires adoption on January 1, 2001. This new accounting standard is not expected to have any effect on the Company's financial position or results of operations as the Company has no significant derivative instruments or hedging activities.












































                                 Page 12                       FORM 10-Q

                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
First quarter revenues increased 11% percent from $277.4 million in 1999 to $307.8 million this year. The increase in revenues reflects a 2% increase in water sales volume and rate increases authorized for various subsidiaries during the last 12 months. In addition, the management fees from the contract management business that are included in the consolidated results in 2000 increased revenues by 4%.

During the first three months of 2000, two utility subsidiaries received rate orders which are expected to provide $1.8 million in additional annual revenues. Six subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $24.3 million in additional annual revenues. The largest of these, the Company's Missouri-American subsidiary's rate case, has been filed requesting $16.4 million in additional annual revenues.

Operating expenses were up 7 percent to $217.3 million in 2000 from $202.5 million in the first quarter of 1999. Excluding the expenses of the contract management business, operation and maintenance expenses in the first three months of 2000 were equal to those in the first three months of 1999. The increases in depreciation expense and general taxes were related to the Company's ongoing program of utility plant construction.

Interest expense rose by 7% to $46.7 million in the first quarter of 2000 compared to the first quarter of 1999, due to an increase in total debt to fund construction of new water service assets. The total allowance for funds used (equity and borrowed) during construction ("AFUDC") recorded in the first quarter of 2000 was $4.6 million, compared to $5.9 million in the first quarter of 1999. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.

Income taxes increased in the first three months of 2000 when compared to the first three months in 1999, as a result of increased earnings.

Net income to common stock was $26.1 million for the first quarter of 2000 compared with $19.4 million for the same period in 1999.

Other comprehensive income was $7.8 million in the first quarter of 2000 compared to $16.5 million in the same period in 1999. The Company's other comprehensive income represents the after tax unrealized gain on passive investments in two publicly traded telecommunications firms, ITC Deltacom and Powertel.


Capital Resources and Liquidity
-------------------------------
During the first three months of 2000, 463,360 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 32,134 shares were issued in connection with the Employees' Stock Ownership Plan and 65,544 shares were issued in connection with the Savings Plan for Employees.





                                 Page 13                       FORM 10-Q

During the balance of 2000, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan, the Employees' Stock Ownership Plan, the Savings Plan for Employees and the Long-Term Performance-Based Incentive Plan. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

The Company placed 32,548 shares of common stock into treasury in the first three months of 2000.

Six subsidiaries issued $41.9 million of long-term debt during the first three months of 2000.

In the first three months of 2000, the Company invested $39.9 million in the common stock of five subsidiaries. It is anticipated that some subsidiaries will sell long-term debt to institutional investors and common stock to the Company during the remainder of 2000, with the proceeds used to fund construction programs, continue acquisitions and repay bank loans.

The Company and its subsidiaries are currently evaluating alternatives to expand access to the capital markets. By aggregating the financing needs of the Company and its subsidiaries into larger offerings, we will look to access the public markets in addition to the traditional private market. This should offer the prospect for more efficient execution in the capital markets as well as the opportunity to achieve a lower cost of capital on future financings.

The Company and its subsidiaries plan to fund construction programs, continue acquisitions and repay bank borrowings and maturing bonds with the issuance of approximately $160 million of long-term debt in 2000. In addition, during 2000 the Company will arrange acquisition financing of approximately $1.2 billion to fund the closing of the SJW and Citizens water and wastewater sector acquisitions. Management intends to fund these transactions permanently through a combination of long-term debt and preferred equity securities. Excluding any short-term borrowings incurred in connection with these pending transactions, the combined amount of bank borrowings and bonds maturing within one year is expected to remain at approximately the current level in 2000.


New Accounting Standards
------------------------
In 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended by SFAS 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," requires adoption on January 1, 2001. This new accounting standard is not expected to have any effect on the Company's financial position or results of operations as the Company has no significant derivative instruments or hedging activities.







PAGE>                         Page 14                        FORM 10-Q


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







































                               Page 15                          FORM 10-Q


                      PART II - OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------

(a)   The Company held its annual meeting of shareholders on May 4, 2000.


(c)   Class I Directors (with a term expiring in 2003) were elected by a vote of:

                                    For                 Withheld
                                    ---                 --------

      William O. Albertini          87,937,642          574,272
      Rhoda W. Cobb                 87,942,968          574,272
      Ray J. Groves                 87,890,107          574,272
      Ross A. Webber                87,896,074          574,272
      Horace Wilkins, Jr.           87,882,557          574,272


The proposed 2000 Stock Award and Incentive Plan ("the Plan") was approved by a vote of 77,672,467 for the proposal and 9,676,400 against, with 1,136,617 abstentions. The Plan, which became effective May 4, 2000, is contained in Appendix A of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 4, 2000, which was filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated by reference thereto.

The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 2000 was approved by a vote of 87,868,735 for the appointment and 375,606 against, with 241,142 abstentions.






























                               Page 16                        FORM 10-Q


                     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------



A.  Exhibits
    --------

Exhibit Number                  Description
--------------                  -----------

     10         Material Contracts

               (a) 2000 Stock Award and Incentive Plan of the Registrant is
                   incorporated by reference as Appendix A of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 4, 2000.

               (b) Amendment dated May 4, 2000 to Consulting Agreement
                   between Registrant and Anthony P. Terracciano, is filed herewith.



     27         Financial Data Schedule

                   Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended March 31, 2000.





























                               Page 17                            FORM 10-Q



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date May 15, 2000                 \s\Ellen C. Wolf
----------------------           ------------------------------------------
                                   Vice President and Chief Financial Officer
                                 (Authorized Officer)





Date May 15, 2000                 \s\Robert D. Sievers
----------------------           ------------------------------------------
                                 Comptroller
                                 (Chief Accounting Officer)