Form 10-Q
period 2000-06-30
AMERICAN WATER WORKS CO INC
filed 2000-08-14
CIK 318819

FORM 10-Q                       Page 1 of 18

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 2000
                              ---------------------------------------------
OR

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
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                          -----   -----
At August 1, 2000, the number of shares of common stock, $1.25 par value, outstanding was 98,051,178 shares.





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

                                                       Three Months Ended
                                                            June 30,
                                                       2000         1999
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $346,409     $318,975
                                                      --------     --------
Operating expenses
  Operation and maintenance                           154,270      139,714
  Depreciation and amortization                        40,589       37,195
  General taxes                                        31,539       30,768
                                                     --------     --------
Total operating expenses                              226,398      207,677
                                                     --------     --------
Operating income                                      120,011      111,298
                                                     --------     --------
Other income (deductions)
  Interest                                            (47,728)     (44,581)
  Allowance for other funds used during
    construction                                        1,800        2,656
  Allowance for borrowed funds used
    during construction                                 1,397        2,706
  Amortization of debt expense                           (708)        (716)
  Preferred dividends of subsidiaries                    (795)        (825)
  Merger related costs                                     --      (13,836)
  Other, net                                              234         (733)
                                                     --------     --------
Total other income (deductions)                       (45,800)     (55,329)
                                                     --------     --------
Income before income taxes                             74,211       55,969
Provision for income taxes                             29,072       22,847
                                                     --------     --------
Net income                                             45,139       33,122
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                             44,143       32,126
                                                      --------     --------
Other comprehensive income
  Unrealized gain (loss) on securities                (52,414)      34,368
  Income taxes on other comprehensive income           21,412      (13,194)
                                                     --------     --------
Other comprehensive income(loss), net                 (31,002)      21,174
                                                     --------     --------
Comprehensive income                                 $ 13,141      $53,300
                                                     ========     ========




                               Page 3                            FORM 10-Q


                                                       Three Months Ended
                                                            June 30,
                                                       2000         1999
                                                   ----------   ----------

Average shares of basic common stock outstanding       97,816       96,341
Basic and diluted earnings per common share on
 average shares outstanding                        $     0.45   $     0.33
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at April 1                                 $1,005,216   $  946,058

Add  - net income                                      45,139       33,122
Less - treasury stock issuances                           944          --
                                                   ----------   ----------
                                                    1,049,411      979,180
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock - $.225 per share in 2000;
                 $.215 per share in 1999               21,998       17,488
  National Enterprises Inc. common stock                   --        1,475
                                                   ----------   ----------
                                                       22,994       19,959
                                                   ----------   ----------
Balance at June 30                                 $1,026,417   $  959,221
                                                   ==========   ==========


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

                                                       Six Months Ended
                                                            June 30,
                                                       2000         1999
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $654,168     $596,391
                                                     --------     --------
Operating expenses
  Operation and maintenance                           298,628      274,258
  Depreciation and amortization                        80,413       73,734
  General taxes                                        64,668       62,173
                                                     --------     --------
Total operating expenses                              443,709      410,165
                                                     --------     --------
Operating income                                      210,459      186,226
                                                     --------     --------
Other income(deductions)
  Interest                                            (94,474)     (88,312)
  Allowance for other funds used during
    construction                                        4,506        5,841
  Allowance for borrowed funds used
    during construction                                 3,279        5,413
  Amortization of debt expense                         (1,390)      (1,360)
  Preferred dividends of subsidiaries                  (1,593)      (1,646)
  Merger related costs                                     --      (14,014)
  Other, net                                           (1,074)      (1,605)
                                                     --------     --------
Total other income (deductions)                       (90,746)     (95,683)
                                                     --------     --------
Income before income taxes                            119,713       90,543
Provision for income taxes                             47,491       36,999
                                                     --------     --------
Net income                                             72,222       53,544
Dividends on preferred stocks                           1,992        1,992
                                                     --------     --------
Net income to common stock                             70,230       51,552
                                                      --------     --------
Other comprehensive income
  Unrealized gain(loss)on securities                  (39,233)      61,130
   Income  taxes on other comprehensive income         16,027      (23,468)
--------     --------
Other comprehensive income (loss), net                (23,206)      37,662
                                                     --------     --------
Comprehensive income                                 $ 47,024     $ 89,214
                                                     ========     ========







                               Page 5                            FORM 10-Q

                                                       Six Months Ended
                                                            June 30,
                                                       2000        1999
                                                     --------     --------

Average shares of basic common stock outstanding       97,647       96,125
Basic and diluted earnings per common share on
  average shares outstanding                         $   0.72     $   0.54
                                                     ========     ========

CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,001,029     $945,434
Add  - net income                                      72,222       53,544
Less - treasury stock issuances                           944           --
                                                   ----------     --------
                                                    1,072,307      998,978
                                                   ----------     --------
Deduct - dividends paid
  Preferred stock                                       1,764        1,764
  Preference stock                                        228          228
  Common stock - $.45 per share in 2000;
                 $.43 per share in 1999                43,898       34,874
  National Enterprises Inc. common stock                   --        2,891
                                                   ----------     --------
                                                       45,890       39,757
                                                   ----------     --------
Balance at June 30                                 $1,026,417     $959,221
                                                   ==========     ========


The accompanying information and notes are an integral part of these financial statements.
























                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                June 30        December 31
                                                  2000            1999
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 5,065,047      $ 4,939,408
  Utility plant acquisition adjustments, net       74,695           51,697
  Non-utility property, net of accumulated
    depreciation                                   36,570           36,265
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               54,797           57,118
                                              -----------      -----------
Total property, plant and equipment             5,231,109        5,084,488
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        43,148           43,100
  Customer accounts receivable                    100,970           91,353
  Allowance for uncollectible accounts             (2,645)          (2,346)
  Unbilled revenues                                93,753           78,205
  Miscellaneous receivables                        16,316           10,936
  Materials and supplies                           20,708           20,058
  Deferred vacation pay                            14,255           10,902
  Restricted funds                                  2,029           14,558
  Other                                            18,625           11,915
                                              -----------      -----------
Total current assets                              307,159          278,681
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     216,235          214,349
  Other investments                               142,345          181,579
  Debt and preferred stock expense                 48,498           48,289
  Deferred pension expense                         32,810           32,872
  Deferred postretirement benefit expense          10,605           10,264
  Deferred treatment plant costs                    5,280            5,811
  Deferred tank painting costs                     15,555           14,178
  Restricted funds                                  7,366            6,557
  Other                                            87,139           75,138
                                              -----------      -----------
Total regulatory and other long-term assets       565,833          589,037
                                              -----------      -----------
TOTAL ASSETS                                  $ 6,104,101      $ 5,952,206
                                              ===========      ===========






                                 Page 7                          FORM 10-Q

                                                 June 30       December 31
                                                   2000            1999
                                               ------------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                   $1,652,548      $1,634,798
  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673
  Preferred stocks of subsidiaries with
    mandatory redemption requirements               33,470          34,020
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                8,118           8,118
  Long-term debt
    American Water Works Company, Inc.             211,000         211,000
    Subsidiaries                                 2,180,710       2,182,097
                                               -----------     -----------
Total capitalization                             4,137,519       4,121,706
                                               -----------     -----------
Current liabilities
  Bank debt                                        332,186         239,864
  Current portion of long-term debt                 65,746          38,355
  Accounts payable                                  37,851          67,064
  Taxes accrued, including federal income           36,022          16,030
  Interest accrued                                  42,786          43,672
  Accrued vacation pay                              14,763          11,532
  Other                                             52,709          75,191
                                               -----------     -----------
Total current liabilities                          582,063         491,708
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        211,873         207,891
  Deferred income taxes                            617,452         610,460
  Deferred investment tax credits                   40,284          40,585
  Accrued pension expense                           65,187          63,095
  Accrued postretirement benefit expense            19,474          12,471
  Other                                             35,193          29,453
                                                -----------     -----------
Total regulatory and other long-term
  liabilities                                      989,463         963,955
                                               -----------     -----------
Contributions in aid of construction               395,056         374,837
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 6,104,101     $ 5,952,206
                                               ===========     ===========


The accompanying information and notes are an integral part of these financial statements.





                                 Page 8                           FORM 10-Q

        AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                       Six Months Ended
                                                            June 30,
                                                       2000         1999
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 72,222     $ 53,544
Adjustments
   Depreciation and amortization                       80,413       73,734
   Provision for deferred income taxes                 10,637       11,101
   Provision for losses on accounts receivable          4,174        3,027
   Allowance for other funds used during
     construction                                      (4,506)      (5,841)
   Employee benefit expenses greater (less)
     than funding                                       8,615       (1,072)
   Employee stock plan expenses                           (47)       3,379
   Deferred tank painting costs                          (945)        (695)
   Deferred rate case expense                            (904)        (747)
   Amortization of deferred charges                     6,358        8,403
   Other, net                                          (6,955)      (4,351)
   Changes in assets and liabilities, net
      Accounts receivable                             (17,859)     (10,653)
      Unbilled revenues                               (14,989)     (15,543)
      Other current assets                             (7,120)     (10,124)
      Accounts payable                                (29,240)     (18,739)
      Taxes accrued, including federal income          19,485        6,907
      Interest accrued                                   (886)       1,524
      Other current liabilities                       (22,505)       4,646
                                                     --------     --------
Net cash from operating activities                     95,948       98,500
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (161,306)    (185,707)
Allowance for other funds used during
  construction                                          4,506        5,841
Acquisitions                                          (48,951)      (6,366)
Proceeds from the disposition of property,
  plant and equipment                                   1,758        2,215
Removal costs from property, plant and
  equipment retirements                                (2,905)      (1,624)
Restricted funds                                       11,720      (19,469)
                                                     --------     --------
Net cash used in investing activities                (195,178)    (205,110)
                                                     --------     --------











                                Page 9                         FORM 10-Q


                                                        Six Months Ended
                                                            June 30,
                                                       2000         1999
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $ 43,706     $ 96,436
Proceeds from common stock                             18,291       19,395
Purchase of common stock for treasury                  (4,616)      (1,190)
Net borrowings under
  line-of-credit agreements                            92,322       62,361
Advances and contributions for construction,
  net of refunds                                       15,477       16,230
Debt issuance costs                                    (1,760)      (5,546)
Repayment of long-term debt                           (17,702)     (42,967)
Redemption of preferred stocks                           (550)      (2,629)
Dividends paid                                        (45,890)     (39,757)
                                                     --------     --------
Net cash from financing activities                     99,278      102,333
                                                     --------     --------
Net increase (decrease) in cash and
  cash equivalents                                         48       (4,277)

Cash and cash equivalents at January 1                 43,100       51,794
                                                     --------     --------

Cash and cash equivalents at June 30                  $43,148     $ 47,517
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 97,392     $ 88,598
                                                     ========     ========
  Income taxes                                       $ 21,814     $ 24,783
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership   Plan,  the  Savings  Plan  for  Employees  and  the   Long-Term
Performance-Based Incentive Plan totaled $1,488 in 2000 and $4,037 in 1999.

Common  stock  placed into treasury in connection with the Employees  Stock
Ownership  Plan  and  Long-Term Performance-Based  Incentive  Plan  totaled
$4,871 in 2000 and $3,675 in 1999.

The accompanying information and notes are an integral part of these financial statements.












                                Page 10                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                    June 30    December 31
                                                      2000         1999
                                                   ----------  -----------
Preferred stocks with mandatory redemption requirements
  Cumulative preferred stock - $25 par value
    Authorized - 1,770,000 shares
      8.50% series (non-voting) - 1,600,000 shares
        outstanding                                $   40,000  $    40,000
                                                   ==========  ===========
Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding               $    2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares
     (one-tenth of a vote per share)-
        no outstanding shares                              --           --
                                                   ----------  -----------
                                                   $   11,673  $    11,673
                                                   ==========  ===========

The terms of the 8.50% preferred stock provide that all shares of the series shall be redeemed on December 1, 2000.

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 98,211,082 shares in 2000;
               97,303,759 shares in 1999           $  122,764  $   121,630
Paid-in capital                                       440,316      424,434
Retained earnings                                   1,026,417    1,001,029
Accumulated other comprehensive income                 69,252       92,461
Unearned compensation                                    (477)      (1,056)
Treasury stock at cost - 246,787 shares in
 2000; 109,675 shares in 1999                          (5,724)      (3,700)
                                                   ----------  -----------

                                                   $1,652,548  $ 1,634,798
                                                   ==========  ===========

At June 30, 2000, common shares authorized but not issued, reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 3,404,859 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan, 532,381 shares for the Savings Plan for Employees and 296,347 shares for the Long-Term Performance-Based Incentive Plan.






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

During the second quarter of 1999, the Company recorded a charge of $13.8 million, and related tax benefits of $5.2 million, for one-time merger related costs consisting primarily of severance costs as well as vesting of certain benefits, professional fees and other costs. Merger costs of $.2 million were incurred in the first quarter of 1999. The merger related costs have been reported on separate lines in the consolidated statement of income and comprehensive income.

WATER UTILITY SUBSIDIARIES OF UNITED WATER RESOURCES INC.
On May 31, 2000, the Company completed its acquisition of five water utilities in Missouri, Indiana, Illinois and Virginia from United Water
Resources Inc. for approximately $49 million in cash. These water utilities provide service to 35,000 customers.

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

Note 3 -- Pending Acquisitions
WATER AND WASTEWATER ASSETS OF CITIZENS UTILITIES
On October 18, 1999, the Company announced it had agreed to purchase the water and wastewater utility assets of Citizens Utilities Company (NYSE:CZN) for $835 million in cash and debt. Citizens Utilities provides water and wastewater service to 305,000 customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania. For the fiscal year ended December 31, 1999,
                                 Page 12                       FORM 10-Q

the operations being acquired had revenues of $102 million.

Requests for regulatory approval are pending with the public service commissions in all six states impacted by this acquisition. Recent decisions by the Illinois and California commissions have moved the potential close date until March and April 2001, respectively, from a previously anticipated close date in the year 2000. It is expected that the transaction will be completed as soon as regulatory approvals are obtained.

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

SJW also owns 1,100,000 shares of California Water Service Group (NYSE:CWT) and SJW Land Company, which owns a parking facility, commercial property and undeveloped real estate in San Jose. For the fiscal year ended December 31, 1999, SJW had revenues of $117 million, net income of $16 million and total assets of $372 million.

A request for regulatory approval of the merger of the Company and SJW Corp. is currently pending with the California Public Utilities Commission
(CPUC). A recent decision by the CPUC has moved the potential close date to April of 2001, from a previously anticipated close date in the year 2000. It is expected that the transaction, which will be accounted for as a purchase, will be completed as soon as regulatory approval is obtained.

As specified in the merger agreement, the Company is required to offer to acquire all 3,045,000 outstanding shares of SJW Corp. common stock. As of August 4, 2000 the Company had purchased 48,700 shares of SJW Corp. on the open market for an average price of $119.38 per share.

CITY OF COATESVILLE PENNSYLVANIA WATER AND WASTEWATER SYSTEMS
On February 15, 2000 one of the Company's subsidiaries agreed to purchase the City of Coatesville Authority's water and wastewater utility systems for $48 million. These systems provide water service to more than 8,000 customers and wastewater service to more than 4,000 customers. It is expected that the transaction will be completed later this year or in the first quarter of 2001, following regulatory approvals and completion of other requirements.

NOTE 4 - New Financing Subsidiary
On June 26, 2000 the Company announced the formation of a wholly-owned subsidiary, American Water Capital Corp. (AWCC), a special purpose corporation that will serve as the primary funding vehicle for the Company and its twenty-five (25) utility subsidiaries.

AWCC was assigned an A- corporate rating by Standard & Poor's (S&P) and Baa1 by Moody's Investors Service. At the same time, S&P lifted a negative credit watch that previously had been assigned to three of American Water Works Company's operating subsidiaries. The credit outlook for these three subsidiaries is now listed as stable by S&P.

On June 29, 2000 AWCC successfully completed a $600 million bank credit facility. The bank syndication was oversubscribed and included participation from twelve banks. Initially, the credit facility was used to consolidate existing bilateral credit lines of the utility subsidiaries.



                                 Page 13                      FORM 10-Q

NOTE 5 - 2000 Stock Award and Incentive Plan
The 2000 Stock Award and Incentive Plan approved at the Company's annual meeting of shareholders on May 4, 2000 provides for the granting of stock options to executives and other key associates of the Company. On May 4, 2000 the Company awarded options to purchase 769,000 shares of the
Company's common stock to participants at an exercise price of $22.56 per share. The options will vest and become exercisable in three equal installments on the first, second, and third anniversaries of the award date. The options will expire on the tenth anniversary of the award date. The Company has not recorded any compensation expense associated with these options in accordance with APB Opinion No. 25.

NOTE 6 - Shareholder Rights Agreement
On June 1, 2000 the Company announced that it had amended its Shareholder Rights Agreement. The Agreement provides for certain consequences if more than a stated percentage of the Company's common stock is acquired by any person or group of persons without prior consent of the Company's Board of Directors. The amendment lowered that percentage, and the percentage of ownership that triggers the dilutive effect of the rights issued under the Agreement, to 10% of the Company's outstanding common shares. The Company is not aware of any efforts to acquire control at this time.

NOTE 7 -- New Accounting Standards
In 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board (FASB)in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," requires the adoption of SFAS 133 on January 1, 2001. In June 2000, the FASB issued SFAS 138, "Accounting For Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS 133" that amends certain provisions of SFAS 133 and addresses a limited number of implementation issues related to SFAS 133. The adoption of these new accounting standards are not expected to have a significant effect on the Company's financial position or results of operations as the Company has no significant derivative instruments or hedging activities.




















                                 Page 14                      FORM 10-Q

                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the second quarter and the first six months of 2000 were higher than for the same periods of 1999 by 9% and 10%, respectively. The increased revenues were due to increased water sales and rate increases authorized by regulatory agencies. In addition, the management fees from the contract management business that are included in the consolidated results in 2000 increased revenues by 4% for the second quarter and first six months of 2000.

Water sales volume during the second quarter of 2000 increased 3% to 82.5 billion gallons from 80.0 billion gallons in the second quarter of 1999. The
158.5 billion gallons of sales volume for the first six months of 2000 was 3% greater than the 154.4 billion gallons sold in the same period of 1999. The increase in sales volume reflects the addition of more than 67,000 customers over the last 12 months.

During the first seven months of 2000, five utility subsidiaries received rate orders which are expected to provide approximately $6.2 million in additional annual revenues. Eight subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $53 million in additional annual revenues. The largest portion of this total is $34 million from two separate requests filed by Missouri subsidiaries. Illinois-American at $9 million and Kentucky-American at $5 million comprise the majority of the remaining requests.

A decision in one of the pending cases in Missouri, requesting an additional $16.5 million, is expected by the end of the third quarter. A decision in the Kentucky case is expected in the fourth quarter of this year. The Illinois case should be decided in the first quarter, and the second Missouri case in the second quarter of 2001.

Operating expenses in the second quarter and the first six months of 2000 were higher compared to the same periods in 1999 by 9% and 8%, respectively.
Excluding the expenses of the contract management business, operation and maintenance expenses were up 3% for the quarter and 2% for the first six months. The increases in depreciation expense for the quarter and first six months were related to the Company's ongoing program of utility plant construction.

Interest expense rose by 7% in the second quarter and first six months of 2000 compared to the same periods in 1999, primarily due to an increase in total debt to fund construction of new water service assets. The total allowance for funds used (equity and borrowed) during construction ("AFUDC") recorded in the second quarter of 2000 was $3.2 million, compared to $5.4 million in the second quarter of 1999. AFUDC for the first six months of 2000 was $7.8 million compared to $11.3 million for the same period in 1999. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.

Income taxes increased in the second quarter and first six months of 2000 when compared to the comparable periods in 1999, as a result of increased earnings in 1999.




                                 Page 15                      FORM 10-Q

Net income to common stock was $44.1 million for the second quarter of 2000 compared with $32.1 million for the same period in 1999. Net income to common stock for the first six months of 2000 was $70.2 million compared with $51.6 million for the first six months of 1999.

Net income to common stock for the second quarter of 2000 was $44.1 million compared to $40.8 million before one-time merger costs of $8.6 million after taxes, for the same period in 1999. For the first six months of 2000, net income to common stock was $70.2 million compared with $60.4 million excluding $8.8 million of merger costs after taxes for the first six months of 1999.

Capital Resources and Liquidity
-------------------------------
During the first six months of 2000, 809,645 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 32,134 shares were issued in connection with the Employees' Stock Ownership Plan and 65,544 shares were issued in connection with the Savings Plan for
Employees.

During the balance of 2000, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

The Company placed 220,727 shares of common stock into and issued 83,615 shares out of treasury in connection with the Long-Term Performance-Based Incentive Plan, Employees' Stock Ownership Plan, and Savings Plan for Employees in the first six months of 2000.

As noted above in Note 4, on June 29, 2000 American Water Capital Corp., the Company's finance subsidiary, successfully completed a $600 million bank credit facility. Initially used to consolidate existing bilateral credit lines of the Company's utility subsidiaries, it will provide the Company with an additional source of liquidity.

Six subsidiaries issued $43.7 million of long-term debt during the first six months of 2000. In addition, in the first six months of 2000, the Company invested $39.9 million in the common stock of five subsidiaries. The proceeds were used to fund construction programs, continue acquisitions and repay bank loans.

It is anticipated that some subsidiaries will obtain approximately $120 million of long-term debt financing through American Water Capital Corp. and issue common stock to the Company during the remainder of 2000, with the proceeds used to fund construction programs, continue acquisitions and repay bank loans. Management intends to fund the acquisition of SJW Corp. and the water and wastewater related assets of Citizens Utilities Company through a combination of long-term debt and preferred equity securities. Excluding any short-term borrowings incurred in connection with these pending transactions, the combined amount of bank borrowings and bonds maturing within one year is expected to remain at approximately the current level in 2000.








                                 Page 16                      FORM 10-Q

New Accounting Standards
------------------------
In 2001, the Company will adopt Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 was issued by the Financial Accounting Standards Board (FASB)in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.
SFAS 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," requires the adoption of SFAS 133 on January 1, 2001. In June 2000, the FASB issued SFAS 138, "Accounting For Certain Derivative Instruments and Certain Hedging
Activities - an Amendment of SFAS 133" that amends certain provisions of SFAS 133 and addresses a limited number of implementation issues related to SFAS 133. The adoption of these new accounting standards are not expected to have a significant effect on the Company's financial position or results of operations as the Company has no significant derivative instruments or hedging activities.

Forward Looking Information
---------------------------
Forward looking statements in this report, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, among others, the following: the success of pending applications for rate increases; inability to obtain, or to meet conditions imposed for, regulatory approval of pending acquisitions; general economic and business conditions; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; changes in business strategy or plans; quality of management; availability, terms and development of capital;
business abilities and judgment of personnel; changes in, or the failure to comply with governmental regulations, particularly those affecting the environment and water quality; and other factors described in filings of the Company with the SEC. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.


















                                 Page 17                      FORM 10-Q


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

                 (b)  Non-Qualified  Stock  Option  Agreement  between  the
registrant    and   its   executives   and   other   key   associates    is
filed herewith.

                 (c)  Change  in  Control Agreement, and  summary  thereof,
between                  the  registrant and certain  executives  is  filed
herewith.

                 (d)  Employees' Stock Ownership Plan of the Registrant  as
amended    and    restated   effective   August   1,    1999    is    filed
herewith.

     27         Financial Data Schedule

                Financial Data Schedule, is filed herewith electronically.


B.  Reports on Form 8-K
    -------------------

A current report on Form 8-K was filed on June 1, 2000 by the Company describing the amendment of the Shareholder Rights Agreement.




























                               Page 18                            FORM 10-Q



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date August 11, 2000             \s\Ellen C. Wolf
----------------------           ------------------------------------------
                                 Vice President and Chief Financial Officer
                                 (Authorized Officer)





Date August 11, 2000             \s\Robert D. Sievers
----------------------           ------------------------------------------
                                 Comptroller
                                 (Chief Accounting Officer)