Form 10-Q
period 2000-09-30
AMERICAN WATER WORKS CO INC
filed 2000-11-14
CIK 318819

FORM 10-Q	Page 1 of 18

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 2000
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                          -----   -----
At November 1, 2000, the number of shares of common stock, $1.25 par value, outstanding was 98,412,326 shares.





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

                                                       Three Months Ended
                                                          September 30,
                                                       2000         1999
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $364,125     $353,578
                                                     -------- 	 --------
Operating expenses
  Operation and maintenance                           154,400      148,045
  Depreciation and amortization                        41,648       38,116
  General taxes                                        31,942       31,074
                                                     --------     --------
Total operating expenses                              227,990      217,235
                                                     --------     --------
Operating income                                      136,135      136,343
                                                     --------     --------
Other income (deductions)
  Interest                                            (48,556)     (44,942)
  Allowance for other funds used during
    construction                                        1,241        2,841
  Allowance for borrowed funds used
    during construction                                   931        2,765
  Amortization of debt expense                           (691)        (730)
  Preferred dividends of subsidiaries                    (789)        (812)
  Merger related costs                                     --       (6,521)
  Other, net                                           (4,052)      (1,539)
                                                     --------     --------
Total other income (deductions)                       (51,916)     (48,938)
                                                     --------     --------
Income before income taxes                             84,219       87,405
Provision for income taxes                             33,488       34,558
                                                     --------     --------
Net income                                             50,731       52,847
Dividends on preferred stocks                             996          996
                                                     --------     --------
Net income to common stock                             49,735       51,851
                                                     --------	 --------
Other comprehensive income
  Unrealized gain (loss) on securities                (40,344)      13,286
  Income taxes on other comprehensive income           16,488       (5,874)
                                                     --------     --------
Other comprehensive income (loss), net                (23,856)       7,412
                                                     --------     --------
Comprehensive income                                 $ 25,879     $ 59,263
                                                     ========     ========






                               Page 3                            FORM 10-Q


                                                       Three Months Ended
                                                          September 30,
                                                       2000         1999
                                                   ----------   ----------

Average shares of basic common stock outstanding       98,139       96,672
Basic and diluted earnings per common share on
 average shares outstanding                        $     0.51   $     0.54
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at July 1                                  $1,026,417   $  959,221

Add  - net income                                      50,731       52,847
Less - treasury stock issuances                            15          --
                                                   ----------   ----------
                                                    1,077,133    1,012,068
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                         882          882
  Preference stock                                        114          114
  Common stock - $.225 per share in 2000;
                 $.215 per share in 1999               22,062       20,768
                                                   ----------   ----------
                                                       23,058       21,764
                                                   ----------   ----------
Balance at September 30                            $1,054,075   $  990,304
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

                                                       Nine Months Ended
                                                          September 30,
                                                       2000         1999
                                                   ----------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                 $1,018,293     $949,969
                                                   ----------     --------
Operating expenses
  Operation and maintenance                           453,028      422,303
  Depreciation and amortization                       122,061      111,850
  General taxes                                        96,610       93,247
                                                   ----------     --------
Total operating expenses                              671,699      627,400
                                                   ----------     --------
Operating income                                      346,594      322,569
                                                   ----------     --------
Other income(deductions)
  Interest                                           (143,030)    (133,254)
  Allowance for other funds used during
    construction                                        5,747        8,682
  Allowance for borrowed funds used
    during construction                                 4,210        8,178
  Amortization of debt expense                         (2,081)      (2,090)
  Preferred dividends of subsidiaries                  (2,382)      (2,458)
  Merger related costs                                     --      (20,535)
  Other, net                                           (5,126)      (3,144)
                                                   ----------     --------
Total other income (deductions)                      (142,662)    (144,621)
                                                   ----------     --------
Income before income taxes                            203,932      177,948
Provision for income taxes                             80,979       71,557
                                                   ----------     --------
Net income                                            122,953      106,391
Dividends on preferred stocks                           2,988        2,988
                                                   ----------     --------
Net income to common stock                            119,965      103,403
                                                   ----------	 --------
Other comprehensive income
  Unrealized gain(loss)on securities                  (79,577)      74,551
  Income taxes on other comprehensive income         32,515     (29,477)
                                                   ----------     --------
Other comprehensive income (loss), net                (47,062)      45,074
                                                   ----------     --------
Comprehensive income                               $   72,903     $148,477
                                                   ==========     ========







                               Page 5                            FORM 10-Q

                                                       Nine Months Ended
                                                          September 30,
                                                       2000        1999
                                                    ---------    ---------

Average shares of basic common stock outstanding       97,944       96,309
Basic and diluted earnings per common share on
  average shares outstanding                       $     1.22    $    1.07
                                                   ==========    =========

CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,001,029    $ 945,434
Add  - net income                                     122,953      106,391
Less - treasury stock issuances                           959           --
                                                   ----------    ---------
                                                    1,123,023    1,051,825
                                                   ----------    ---------
Deduct - dividends paid
  Preferred stock                                       2,646        2,646
  Preference stock                                        342          342
  Common stock - $.675 per share in 2000;
                 $.645 per share in 1999               65,960       55,642
  National Enterprises Inc. common stock                   --        2,891
                                                   ----------    ---------
                                                       68,948       61,521
                                                   ----------    ---------
Balance at September 30                            $1,054,075    $ 990,304
                                                   ==========    =========


The accompanying information and notes are an integral part of these financial statements.
























                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                              September 30     December 31
                                                  2000            1999
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 5,113,952      $ 4,939,408
  Utility plant acquisition adjustments, net       74,419           51,697
  Non-utility property, net of accumulated
    depreciation                                   36,053           36,265
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               54,657           57,118
                                              -----------      -----------
Total property, plant and equipment             5,279,081        5,084,488
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        22,746           43,100
  Customer accounts receivable                    113,192           91,353
  Allowance for uncollectible accounts             (2,734)          (2,346)
  Unbilled revenues                                86,253           78,205
  Miscellaneous receivables                        13,622           10,936
  Materials and supplies                           21,372           20,058
  Deferred vacation pay                            12,958           10,902
  Restricted funds                                    232           14,558
  Other                               	    		 15,067   	   11,915
                 						 -----------      -----------
Total current assets                              282,708          278,681
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     213,390          214,349
  Other investments                               107,973          181,579
  Debt and preferred stock expense                 47,836           48,289
  Deferred pension expense                         20,693           32,872
  Deferred postretirement benefit expense          10,374           10,264
  Deferred treatment plant costs                    5,014            5,811
  Deferred tank painting costs                     15,908           14,178
  Restricted funds                                  8,343            6,557
  Other                                            83,634           75,138
                                              -----------      -----------
Total regulatory and other long-term assets       513,165          589,037
                                              -----------      -----------
TOTAL ASSETS                                  $ 6,074,954      $ 5,952,206
                                              ===========      ===========






                                 Page 7                          FORM 10-Q

                                              September 30       December 31
                                                   2000            1999
                                              ------------    ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                   $1,665,273      $1,634,798
  Preferred stocks with mandatory redemption
    requirements                                    40,000          40,000
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673
  Preferred stocks of subsidiaries with
    mandatory redemption requirements               33,094          34,020
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                8,118           8,118
  Long-term debt
    American Water Works Company, Inc.             161,000         211,000
    Subsidiaries                                 2,171,432       2,182,097
                                               -----------     -----------
Total capitalization                             4,090,590       4,121,706
                                               -----------     -----------
Current liabilities
  Bank debt                                        313,447         239,864
  Current portion of long-term debt                118,238          38,355
  Accounts payable                                  40,611          67,064
  Taxes accrued, including federal income           37,743          16,030
  Interest accrued                                  48,351          43,672
  Accrued vacation pay                              13,552          11,532
  Other                                             55,436          75,191
                                               -----------     -----------
Total current liabilities                          627,378         491,708
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        211,635         207,891
  Deferred income taxes                            604,588         610,460
  Deferred investment tax credits                   39,780          40,585
  Accrued pension expense                           48,620          63,095
  Accrued postretirement benefit expense            16,540          12,471
  Other                                             36,562          29,453
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                      957,725         963,955
                                               -----------     -----------
Contributions in aid of construction               399,261         374,837
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 6,074,954     $ 5,952,206
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
                           (In thousands)

                                                       Nine Months Ended
                                                          September 30,
                                                       2000         1999
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $122,953     $106,391
Adjustments
   Depreciation and amortization                      122,061      111,850
   Provision for deferred income taxes                 13,757       14,305
   Provision for losses on accounts receivable          6,334        4,939
   Allowance for other funds used during
     construction                                      (5,747)      (8,682)
   Employee benefit expenses greater (less)
     than funding                                       4,946         (273)
   Employee stock plan expenses                            (2)       4,299
   Deferred tank painting costs                        (1,591)      (2,243)
   Deferred rate case expense                          (1,322)      (1,434)
   Amortization of deferred charges                     8,266       10,568
   Other, net                                          (7,047)      (6,814)
   Changes in assets and liabilities, net
      Accounts receivable                             (29,458)     (21,520)
      Unbilled revenues                                (7,489)      (3,553)
      Other current assets                             (4,226)      (7,983)
      Accounts payable                                (26,480)     (20,528)
      Taxes accrued, including federal income          21,206       12,979
      Interest accrued                                  4,679        8,584
      Other current liabilities                       (19,778)      20,416
                                                     --------     --------
Net cash from operating activities                    201,062      221,301
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (253,011)    (305,174)
Allowance for other funds used during
  construction                                          5,747        8,682
Acquisitions                                          (48,951)      (7,288)
Proceeds from the disposition of property,
  plant and equipment                                   2,342        2,730
Removal costs from property, plant and
  equipment retirements                                (4,500)      (2,694)
Restricted funds                                       12,540      (16,762)
                                                     --------     --------
Net cash used in investing activities                (285,833)    (320,506)
                                                     --------     --------











                                Page 9                         FORM 10-Q


 Nine Months Ended
                                                          September 30,
                                                       2000         1999
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $ 46,014     $118,237
Proceeds from common stock                             25,455       27,745
Purchase of common stock for treasury                  (3,426)      (1,190)
Net borrowings under
  line-of-credit agreements                            73,583       31,277
Advances and contributions for construction,
  net of refunds                                       21,243       32,418
Debt issuance costs                                    (1,782)      (3,685)
Repayment of long-term debt                           (26,796)     (46,790)
Redemption of preferred stocks                           (926)      (3,097)
Dividends paid                                        (68,948)     (61,521)
                                                     --------     --------
Net cash from financing activities                     64,417       93,394
                                                     --------     --------
Net decrease in cash and
  cash equivalents                                    (20,354)      (5,811)

Cash and cash equivalents at January 1                 43,100       51,794
                                                     --------     --------

Cash and cash equivalents at September 30             $22,746     $ 45,983
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $141,284     $124,205
                                                     ========     ========
  Income taxes                                       $ 47,579     $ 42,266
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term Performance-
Based Incentive Plan totaled $1,488 in 2000 and $4,750 in 1999.

Common stock placed into treasury in connection with the Employees Stock
Ownership Plan, the Savings Plan for Employees and the Long-Term Performance-
Based Incentive Plan totaled $4,871 in 2000 and $3,675 in 1999.

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

                                                 September 30  December 31
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

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 98,497,742 shares in 2000;
               97,303,759 shares in 1999           $  123,122  $   121,630
Paid-in capital                                       447,122      424,434
Retained earnings                                   1,054,075    1,001,029
Accumulated other comprehensive income                 45,399       92,461
Unearned compensation                                    (477)      (1,056)
Treasury stock at cost - 179,273 shares in
 2000; 109,675 shares in 1999                    		(3,968)	   (3,700)
                                                   ----------  -----------

                                                   $1,665,273  $ 1,634,798
                                                   ==========  ===========

At September 30, 2000, common shares authorized but not issued, reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 3,118,199 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan, 532,381 shares for the Savings Plan for Employees and 296,347 shares for the Long-Term Performance-Based Incentive Plan.





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

During the third quarter of 1999, the Company recorded a charge of $6.5 million, and related tax benefits of $2.4 million, for one-time merger related costs consisting primarily of severance costs as well as vesting of certain benefits, professional fees and other costs. Merger costs for the first nine months of 1999 amounted to $20.5 million with related tax benefits of $7.6 million. The merger related costs have been reported on a separate line in the consolidated statement of income and comprehensive income.

WATER UTILITY SUBSIDIARIES OF UNITED WATER RESOURCES INC.
On May 31, 2000, the Company completed its acquisition of five water utilities in Missouri, Indiana, Illinois and Virginia from United Water Resources Inc. for approximately $50 million in cash. These water utilities provide service to 35,000 customers.

CONTRACT MANAGEMENT BUSINESS
On December 31, 1999, the Company finalized the purchase of its joint venture partner Anglian Water's interest in AmericanAnglian Environmental
Technologies for $32 million. This business, which now operates as American Water Services (AWS), manages and operates approximately 175 water and wastewater facilities in seven states.

Effective January 1, 2000 the results of operations of AWS are being reported on a consolidated basis. Previously, the results of the joint venture were being accounted for under the equity method.

Note 3 -- Pending Acquisitions
WATER AND WASTEWATER ASSETS OF CITIZENS UTILITIES
On October 18, 1999, the Company announced it had agreed to purchase the water and wastewater utility assets of Citizens Communications Company (formerly Citizens Utilities Company) (NYSE:CZN) (Citizens)for $835 million in cash and debt. Citizens Communications provides water and wastewater service to 305,000 customers in Arizona, California, Illinois, Indiana, Ohio

                                 Page 12                       FORM 10-Q

and Pennsylvania. For the fiscal year ended December 31, 1999, the operations being acquired had revenues of $102 million.

The Office of Ratepayer Advocates of the California Utilities Commission
(CPUC) recently issued reports opposing the Company's acquisitions of SJW Corp. (see below) and of the California water and wastewater assets of Citizens Communications Company.

The Company strongly disagrees with those reports and has filed rebuttal testimony with the CPUC contesting the reports' analysis and conclusions. The Company continues to work to complete the acquisitions as scheduled, but recognizes that there is no assurance approval will be obtained on a timely basis, if at all.

The Ohio Public Utility Commission and the Indiana Utility Regulatory Commission have approved the Company's acquisition of the Ohio and Indiana water and wastewater assets of Citizens. However, consummation of the Citizens' transaction requires approval of public utility commissions in each of the six states in which Citizens' water and wastewater assets are located. Requests for regulatory approval are pending with the public service commissions in the other three states impacted by the Citizens' acquisition.

SJW CORP.
On October 29, 1999, the Company announced an agreement had been reached to acquire all the common stock of SJW Corp. (SJW)for approximately $390 million in cash, or $128 per share, and the assumption of $90 million in debt. SJW is a publicly traded holding company (AMEX:SJW) headquartered in San Jose, California. SJW, through its subsidiary San Jose Water Company, provides water service to 216,000 customers in San Jose and nearby communities.

SJW also owns 1,100,000 shares of California Water Service Group (NYSE:CWT) and SJW Land Company, which owns a parking facility, commercial property and undeveloped real estate in San Jose. For the fiscal year ended December 31, 1999, SJW had revenues of $117 million, net income of $16 million and total assets of $372 million.

The Office of Ratepayer Advocates of the California Utilities Commission recently issued reports opposing the Company's acquisitions of SJW Corp. and of the California water and wastewater assets of Citizens.

The Company strongly disagrees with those reports and has filed rebuttal testimony with the CPUC contesting the reports' analysis and conclusions. The Company continues to work to complete the acquisitions as scheduled, but recognizes that there is no assurance approval will be obtained on a timely basis, if at all.

As specified in the merger agreement, the Company is required to offer to acquire all 3,045,000 outstanding shares of SJW Corp. common stock. As of November 1, 2000 the Company had purchased 48,700 shares of SJW Corp. on the open market for an average price of $119.38 per share.

CITY OF COATESVILLE PENNSYLVANIA WATER AND WASTEWATER SYSTEMS
On February 15, 2000 one of the Company's subsidiaries agreed to purchase the City of Coatesville Authority's water and wastewater utility systems for $48 million. These systems provide water service to more than 8,000 customers and wastewater service to more than 4,000 customers. It is expected that the transaction will be completed in the first quarter of 2001, following regulatory approvals and completion of other requirements.




                                 Page 13                      FORM 10-Q

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

On October 30, 2000 AWCC issued almost $250 million from a $600 million commercial paper program.

NOTE 5 - 2000 Stock Award and Incentive Plan
The 2000 Stock Award and Incentive Plan approved at the Company's annual meeting of shareholders on May 4, 2000 provides for the granting of stock options to executives and other key associates of the Company. On May 4, 2000 the Company awarded options to purchase 769,000 shares of the Company's common stock to participants at an exercise price of $22.56 per share. The options will vest and become exercisable in three equal installments on the first, second, and third anniversaries of the award date. The options will expire on the tenth anniversary of the award date. Under the plan, the options are granted at prices not less than the market value of the stock at the date of the grant. Accordingly, the Company has not recorded any compensation expense associated with these options in accordance with APB Opinion No. 25.

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

                                 Page 14                      FORM 10-Q

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

                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the third quarter and the first nine months of 2000 were higher than for the same periods of 1999 by 3% and 7%, respectively. The increased revenues were due to rate increases authorized by regulatory agencies and the management fees from the contract management business that are included in the consolidated results in 2000. Management fees increased revenues by 3% for the third quarter and first nine months of 2000.

Water sales volume during the third quarter of 2000 decreased 5% to 99.5 billion gallons from 105.2 billion gallons in the third quarter of 1999. The 258 billion gallons of sales volume for the first nine months of 2000 was 1% less than the 259.7 billion gallons sold in the same period of 1999. The decrease in sales volume reflects cooler temperatures and frequent rainfall in the entire eastern half of the nation during the third quarter.

During the first ten months of 2000, six utility subsidiaries received rate orders which are expected to provide approximately $16.5 million in additional annual revenues. One of these decisions authorized implementation of new rates in Missouri effective September 20, 2000 to provide additional annual revenues of $10.2 million.

Six subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $36.9 million in additional annual revenues. The largest portion of this total is $17.6 million from a request filed by a second Missouri subsidiary. Illinois-American at $9 million and Kentucky-American at $5 million comprise the majority of the remaining requests. A decision is expected on the Kentucky case during the fourth quarter of 2000. Decisions are anticipated in Illinois and in Missouri in the first and second quarters of 2001, respectively.

Operating expenses in the third quarter and the first nine months of 2000 were higher compared to the same periods in 1999 by 5% and 7%, respectively. Excluding the expenses of the contract management business, operation and maintenance expenses were level for the quarter and up 2% for the first nine months. The increases in depreciation expense for the quarter and first nine months were related to the Company's ongoing program of utility plant construction.

Interest expense rose by 8% in the third quarter and 7% for the first nine months of 2000 compared to the same periods in 1999, primarily due to an increase in total debt to fund construction of new water service assets. The total allowance for funds used (equity and borrowed) during construction ("AFUDC") recorded in the third quarter of 2000 was $2.2 million, compared to $5.6 million in the third quarter of 1999. AFUDC for the first nine months of 2000 was $10 million compared to $16.9 million for the same period in 1999. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.


                                 Page 15                      FORM 10-Q

In connection with the authorization of new rates to produce $10.2 million in additional annual revenue, the Missouri Public Service Commission denied recognition of certain investments in the former treatment plant deemed essential to provide water service until a new treatment plant was completed. The impact of this ruling was a one-time charge of $4.6 million ($3.2 million after tax).

Income taxes decreased in the third quarter of 2000 as a result of decreased third quarter earnings. Income taxes increased for the first nine months of 2000 when compared to the comparable period in 1999 as a result of increased earnings.

Net income to common stock was $49.7 million for the third quarter of 2000 compared with $51.9 million for the same period in 1999. Net income to common stock for the first nine months of 2000 was $120 million compared with $103.4 million for the first nine months of 1999.

Net income to common stock for the third quarter of 2000 was $49.7 million compared to $55.9 million before one-time merger costs of $4 million after taxes, for the same period in 1999. For the first nine months of 2000, net income to common stock was $120 million compared with $116.3 million excluding $12.9 million of merger costs after taxes for the first nine months of 1999.

Capital Resources and Liquidity
-------------------------------
During the first nine months of 2000, 1,096,305 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, 32,134 shares were issued in connection with the Employees' Stock Ownership Plan and 65,544 shares were issued in connection with the Savings Plan for Employees.

During the balance of 2000, the Company plans to issue shares of common stock through its Dividend Reinvestment and Stock Purchase Plan. Proceeds from the issuance of common stock will fund additional equity investments in subsidiaries.

The Company placed 220,727 shares of common stock into and issued 151,129 shares out of treasury in connection with the Long-Term Performance-Based Incentive Plan, Employees' Stock Ownership Plan, and Savings Plan for Employees in the first nine months of 2000.

As noted above in Note 4, on June 29, 2000 American Water Capital
Corp.(AWCC), the Company's finance subsidiary, successfully completed a $600 million bank credit facility. Initially used to consolidate existing bilateral credit lines of the Company's utility subsidiaries, AWCC will provide the Company with an additional source of liquidity.

On October 30, 2000 AWCC issued almost $250 million from a $600 million commercial paper program. This was the first commercial paper issued by AWCC and the only commercial paper program of an investor-owned water utility available in the marketplace.

Establishing a commercial paper program gives the Company a range of financing vehicles to meet its future short-term capital needs.

Six subsidiaries issued $46 million of long-term debt during the first nine months of 2000. In addition, in the first nine months of 2000, the Company invested $39.9 million in the common stock of five subsidiaries. The proceeds were used to fund construction programs, continue acquisitions and repay bank loans.

                                 Page 16                      FORM 10-Q

It is anticipated that some subsidiaries will issue common stock to the Company during the remainder of 2000, with the proceeds used to fund construction programs, continue acquisitions and repay bank loans. Management intends to fund the acquisition of SJW Corp. and the water and wastewater related assets of Citizens Communications Company initially with short-term debt, and ultimately through a combination of long-term debt and preferred equity securities. The Company does not plan to issue any additional long term debt during the remainder of 2000.

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


B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended September 30, 2000.



































                               Page 18                            FORM 10-Q



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date November 14, 2000             \s\Ellen C. Wolf
----------------------           ------------------------------------------
                                 Vice President and Chief Financial Officer
                                 (Authorized Officer)





Date November 14, 2000             \s\Robert D. Sievers
----------------------           ------------------------------------------
                                 Comptroller
                                 (Chief Accounting Officer)