Form 10-Q/A
period 2000-06-30
AMERICAN WATER WORKS CO INC
filed 2001-01-25
CIK 318819

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________

                                  FORM 10-Q/A
                                AMENDMENT NO. 1

                                  (Mark One)
         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000
                                      OR
         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
 For the Transition Period from _____________________ to ____________________

                           Commission File 1-3437-2
                               ________________
                      AMERICAN WATER WORKS COMPANY, INC.
            (Exact name of registrant as specified in its charter)

              Delaware                                   51-0063696
   (State of other jurisdiction             (IRS Employer Identification Number)
 of incorporation or organization)

1025 Laurel Oak Road, Voorhees, New Jersey                  08043
 (Address of principal executive offices)                 (Zip Code)


                                (856) 346-8200
 -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
 -----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No  [_]

     As of August 1, 2000, the number of shares of common stock, $1.25 par value, outstanding was 98,051,178.

                               EXPLANATORY NOTE

     This Report on Form 10Q-A of American Water Works Company, Inc. is filed solely to amend the Exhibit Index included herein.

                         PART II -- OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-k

A.   Exhibits
     --------

Exhibit Number          Description
--------------          -----------

     10  Material Contracts

               (a) 2000 Stock Award and Incentive Plan of the Registrant is incorporated by reference as Appendix A of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 4, 2000.*

               (b) Non-Qualified Stock Option Agreement between the Registrant and its executives and other key associates.*

               (c) Change in Control Agreement, and summary thereof, between the Registrant and certain executives.*

               (d) Employee's Stock Ownership Plan of the Registrant as amended and restated effective August 1, 1999.*

               (e) 364-Day Credit Agreement, dated as of June 27, 2000, among American Water Capital Corp., as Borrower, American Water Works Company, Inc., as Parent, the Lenders Identified Herein, as Lenders, First Union National Bank, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and Mellon Bank, N.A., as Documentation Agent, First Union Securities, Inc., as Sole Lead Arranger and Book Manager, is filed herewith.

     27  Financial Data Schedule

               Financial Data Schedule.*


*  Previously Filed

B.    Reports on Form 8-K
      -------------------

A current report on Form 8-K was filed on June 1, 2000 by the Company describing the amendment of the Shareholder Rights Agreement.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMERICAN WATER WORKS COMPANY, INC.

                                    By: /s/ W. Timothy Pohl
                                        ---------------------------------
                                       Name:  W. Timothy Pohl
                                       Title: Vice President and Secretary

     DATE: January 25, 2001