Form 10-K
period 2000-12-31
AMERICAN WATER WORKS CO INC
filed 2001-03-28
CIK 318819

                                                    EXHIBIT INDEX ON PAGES 11-15


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

      For the fiscal year ended December 31, 2000

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

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 5, 2001 was $1,927,357,569.

     As of March 5, 2001, there were a total of 98,964,185 shares of Common Stock, $1.25 par value per share, outstanding.

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

     (1) The following pages and section in Registrant's Annual Report to Shareholders for 2000 are incorporated by reference into Part I, Item 1 and Part II of this Form 10-K: pages 22 through 53, with the exception of the section entitled "Management's Responsibility for Financial Reporting" on page 35; and the section entitled "Range of Market Prices" on page 57.

     (2) The following pages and section in Registrant's definitive Proxy Statement relating to Registrant's Annual Meeting of Shareholders on May 3, 2001 are incorporated by reference into Part III of this Form 10-K: Page 2 (beginning with the sixth full paragraph thereon) through page 5, the section entitled "Director Remuneration" on page 7, pages 8 and 9,the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10, and pages 15 through 19.

                                     PART I

Item 1. Business

     The "Description of the Business" is set forth on pages 23 and 25 of the Annual Report to Shareholders for 2000, filed as Exhibit 13 to this Report on Form 10-K; and such description is hereby specifically incorporated herein by reference thereto. The information provided in that section is supplemented by the following details:

     The water supplies of the regulated subsidiaries consist of surface supplies, wells, and in a limited number of cases, water purchased under contract. Such supplies are considered adequate to meet present require- ments. In general, all surface supplies are filtered and substantially all of the water is treated with chlorine, and, in some cases, special treatment is provided to correct specific conditions of the water.

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

     The Registrant and its regulated subsidiary companies acquire water and wastewater utility systems that complement existing service territories or which enhance geographic diversification. Acquisitions of utility systems by the Registrant and its subsidiary companies are described in the subsection entitled "Acquisitions of Utility Systems" under the section entitled "System Growth and Development," located on page 25 and 26 of the Annual Report to Shareholders for 2000, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

     Some of the expenditures for construction by regulated subsidiaries have included facilities to comply with federal and state water quality and safety standards. The nature of some of the construction is described in the subsection entitled "Capital Spending Program" under the section entitled "System Growth and Development," located on page 26 of the Annual Report to Shareholders for 2000, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

     The number of persons employed by the Registrant and subsidiary companies totaled 5,050 at December 31, 2000.

Item 1A. Executive Officers of the Registrant

     The following sets forth the names, ages and business experience during the past five years of the executive officers of the Registrant and those who perform equivalent responsibilities for the Registrant. No family relationships exist among any of such executive officers, nor do any arrangements or understandings exist between any such executive officer and any other person pursuant to which he or she was selected as an officer.

      Name             Age   Business Experience During Past Five Years

J. James Barr           59   President and Chief Executive Officer
                             of the Registrant since March, 1998 and Acting
                             President and Chief Executive Officer of the
                             Registrant from November, 1997 to March, 1998.
                             Vice President and Treasurer of the
                             Registrant prior thereto.

Ellen C. Wolf           47   Vice President and Chief Financial Officer
                             of the Registrant since May, 1999.  Vice
                             President-Treasurer of Bell Atlantic
                             Corporation prior thereto.

W. Timothy Pohl         46   General Counsel and Secretary of the
                             Registrant.

Joseph F. Hartnett, Jr. 49   Treasurer of the Registrant since January,
                             1998 and Vice President-Finance since May, 1998 and Vice President and Treasurer from September,
                             1992 to May, 1998 of American Water Works Service
                             Company, Inc., the service subsidiary of the Registrant.

Robert D. Sievers       47   Comptroller of the Registrant.

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

     The information required under this item is contained in the section entitled "Range of Market Prices," located on page 57 of the Annual Report to Shareholders for 2000, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 6. Selected Financial Data

     The information required under this item is contained in the section entitled "Consolidated Summary of Selected Financial Data," located on page 22 of the Annual Report to Shareholders for 2000, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is contained in the section entitled "Management's Discussion and Analysis," located on pages 23 through 34 of the Annual Report to Shareholders for 2000, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item with respect to market risk is contained on page 33, within the section entitled "Management's Discussion and Analysis," located on pages 23 through 34 of the Annual Report to Shareholders for 2000, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data

     The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated January 30, 2001, except as to Note 4 which is as of March 1, 2001, appearing on pages 35 through 53 of the 2000 Annual Report to Shareholders, filed as Exhibit 13 to this Report on Form 10-K, are hereby specifically incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required under this item with respect to the Directors of the Registrant appears in the sixth full paragraph on page 2 through page 5 and in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" on page 10 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 3, 2001, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the "1934 Act"); such information is hereby specifically incorporated herein by reference thereto.

     The information required under this item with respect to the Executive Officers of the Registrant is set forth in Item 1A of Part I above pursuant to paragraph (3) of General Instruction G to Form 10-K.

Item 11. Executive Compensation

     The information required under this item is contained in the section entitled "Director Remuneration" which is located on page 7, and in the sections entitled "Report of the Compensation and Management Development Committee," "Performance Graph," "Management Remuneration," "Stock Option Grants in 2000 Fiscal Year," "Aggregated Option Exercises in 2000 and 2000 Fiscal Year-End Option Values," "Pension Plan" and "Change in Control Agreements and Employment Agreement" which are located on pages 11 through 19 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 3, 2001, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto, except for the "Report of the Compensation and Management Development Committee" and "Performance Graph" which are not so incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is contained in the section entitled "Stock Ownership Information" which is located on pages 8 and 9 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 3, 2001, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

     There are no material relationships or related transactions other than those disclosed in response to Item 11 of this Part III.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     a)  The following documents are filed as part of this report:

         1. Financial Statements: the Financial Statements required to be filed by Item 8 are listed in the Index to Financial
             Statements, which appears on Page 9 of this Report on Form 10-K.

         2. Exhibits: the Exhibits to this Report on Form 10-K are listed in the Index to Exhibits, which appears on Pages 11 through 15 of this Report on Form 10-K.

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

                                        AMERICAN WATER WORKS COMPANY, INC.


                                        By: /s/ J. James Barr
                                           -------------------------------------
                                           J. James Barr, President
                                           and Chief Executive Officer


DATE: March 1, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                     Title                     Date

Principal Executive Officer:

   /s/ J. James Barr
-----------------------------
J. James Barr                    President, Chief            March 1, 2001
                                 Executive Officer
                                  and Director


Principal Financial Officer:


   /s/ Ellen C. Wolf
-----------------------------
Ellen C. Wolf                    Vice President and          March 1, 2001
                                 Chief Financial Officer


Principal Accounting Officer:


   /s/ Robert D. Sievers
-----------------------------
Robert D. Sievers                Comptroller                 March 1, 2001

                              SIGNATURES (Cont'd.)

Directors:


   /s/ Marilyn Ware
--------------------------------------
Marilyn Ware (Chairman)                                      March 1, 2001


   /s/ Anthony P. Terracciano
--------------------------------------
Anthony P. Terracciano (Vice Chairman)                       March 1, 2001


   /s/ William O. Albertini
--------------------------------------
William O. Albertini                                         March 1, 2001


   /s/ Rhoda W. Cobb
--------------------------------------
Rhoda W. Cobb                                                March 1, 2001


   /s/ Elizabeth H. Gemmill
--------------------------------------
Elizabeth H. Gemmill                                         March 1, 2001


   /s/ Ray J. Groves
--------------------------------------
Ray J. Groves                                                March 1, 2001


   /s/ Henry G. Hager
--------------------------------------
Henry G. Hager                                               March 1, 2001


   /s/ Frederick S. Kirkpatrick
--------------------------------------
Frederick S. Kirkpatrick                                     March 1, 2001


   /s/ Gerald C. Smith
--------------------------------------
Gerald C. Smith                                              March 1, 2001


   /s/ Nancy Ware Wainwright
--------------------------------------
Nancy Ware Wainwright                                        March 1, 2001


   /s/ Paul W. Ware
--------------------------------------
Paul W. Ware                                                 March 1, 2001


   /s/ Ross A. Webber
--------------------------------------
Ross A. Webber                                               March 1, 2001



--------------------------------------
William S. White


   /s/ Horace Wilkins, Jr.
--------------------------------------
Horace Wilkins, Jr.                                          March 1, 2001

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-K


                                  ANNUAL REPORT

                          YEAR ENDED DECEMBER 31, 2000


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


                          INDEX TO FINANCIAL STATEMENTS


The following documents are filed as part of this report:

                                                               Page(s) in
(1)  FINANCIAL STATEMENTS                                    Annual Report*

     Report of Independent Accountants . . . . . . . . . . . . . . 35

     Consolidated Balance Sheet of American Water Works
     Company, Inc. and Subsidiary Companies at December 31,
     2000 and 1999 . . . . . . . . . . . . . . . . . . . . . . .36 and 37

     Consolidated Statements of Income and Comprehensive
     Income and of Retained Earnings of American Water
     Works Company, Inc. and Subsidiary Companies for
     each of the three years in the period ended
     December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . 38

     Consolidated Statement of Cash Flows of American
     Water Works Company, Inc. and Subsidiary Companies
     for each of the three years in the period ended
     December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . 39

     Consolidated Statement of Capitalization of American
     Water Works Company, Inc. and Subsidiary Companies
     at December 31, 2000 and 1999 . . .  . . . . . . . . . . .40 and 41

     Consolidated Statement of Common Stockholders' Equity
     of American Water Works Company, Inc. and Subsidiary
     Companies for each of the three years in the period
     ended December 31, 2000 . . . . . . . . . . . . . . . . . . . 42

     Notes to Financial Statements . . . . . . . . . . . . . .43 through 53


*Incorporated by reference from the indicated pages of the 2000 Annual Report to Shareholders, which is Exhibit 13 to this Report on Form 10-K.


 (2)  FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules not included in this Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (Nos. 333-54660 and 33-59059) and on Form S-8 (Nos. 333-52309, 33-52923 and 333-14451) of American Water Works Company, Inc. of our report dated January 30, 2001, except as to Note 4 which is as of March 1, 2001, relating to the financial statements, which appears on page 35 in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.


PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 28, 2001

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

                                INDEX TO EXHIBITS

Exhibit
Number                                Description

   4              Instruments Defining the Rights of Security Holders,
                  Including Indentures

                        (a) Agreement of the Registrant to furnish to the
                  Securities and Exchange Commission upon request copies of debt instruments under which there the total securities authorized is less than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (including the Indenture dated as of November 1, 1977 between the Registrant and The Fidelity Bank (name later changed to First Union National
                  Bank), Trustee, the Second Supplemental Indenture dated as of February 1, 1993 between the Registrant and Fidelity Bank, National Association (name later changed to First Union National Bank), as Trustee, and the Third Supplemental Indenture dated as of July 2, 1998 between the Registrant and First Union National Bank, as Trustee) is filed herewith.

                        (b) Dividend Reinvestment and Stock Purchase Plan,
                  incorporated herein by reference to Exhibit 2 to the Registrant's Registration Statement on Form S-3, Registration No. 33-59059.

                        (c) Rights Agreement dated as of February 18, 1999
                  between the Registrant and BankBoston, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4 to Form 8-A Registration Statement of the Registrant, No. 1-3437-2, filed with the Securities and Exchange Commission on March 1, 1999).

                        (d) First Amendment to the Rights Agreement, dated June
                  1, 2000 (incorporated by reference to the Company's Amendment No. 1 to the Registration Statement on Form 8-A, No. 1-3437-2, filed with the Securities and Exchange Commission on June 1,
                  2000).

                        (e) Indenture, dated as of , 2001 between _____ American
                  Water Capital Corp. and American Water Works Company, Inc. To First Union National Bank as Trustee, Providing for Issuance of Debt Securities, is incorporated by reference to Exhibit 4A to the Registration Statement on Form S-3, filed by the Registrant and American Water Capital Corp. on January 3, 2001, SEC File Number 333-54660.

                        (f) Support Agreement between American Water Works
                  Company, Inc. and American Water Capital Corp. made June 22, 2000 and the First Amendment thereto made July 26, 2000 is incorporated by reference to Exhibit 4B to the Registration Statement on From S-3, filed by the Registrant and American Water Capital Corp. on January 3, 2001, SEC File Number 333-54660.

  10              Material Contracts

                        (a) Supplemental Executive Retirement Plan of the
                  Registrant, as amended and restated July 1, 1997, is incorporated herein by reference to Exhibit 10(d) to Form 10-K report of the Registrant for 1997.

                                INDEX TO EXHIBITS

Exhibit
Number                                Description

  10 (cont'd)           (b) Supplemental Retirement Plan of the Registrant, as
                  amended and restated effective July 1, 1997, is incorporated herein by reference to Exhibit 10(e) to Form 10-K report of the Registrant for 1997.

                        (c) Deferred Compensation Plan of the Registrant, as
                  amended and restated effective January 1, 2001, is filed herewith.

                        (d) Director Deferred Compensation Plan of the
                  Registrant, as in effect on January 1, 2001, is filed herewith.

                        (e) Contract dated May 5, 1999 between Registrant and
                  Ellen C. Wolf, is incorporated herein by reference to Exhibit 10 to Form 10-Q report of the Registrant for the period ended September 30, 1999.

                        (f) 2000 Stock Award and Incentive Plan of the
                  Registrant is incorporated by reference as Appendix A of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 4, 2000, Sec File Number:
                  001-03437, as filed with the Securities and Exchange Commission on March 27, 2000.

                        (g) Non-Qualified Stock Option Agreement between the
                  Registrant and its executives and other key associates is hereby incorporated by reference to Exhibit 10(b) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000. The summary of stock option grants thereunder is incorporated herein by reference to the information appearing in the table under the caption "Stock Option Grants in 2000 Fiscal Year" on page 16 of the definitive Proxy Statement relating to the Registrant's Annual Meeting of Shareholders on May 3, 2001, Sec File Number:
                  001-03437.

                        (h) Change in Control Agreement, and summary thereof,
                  between the Registrant and certain executives is hereby incorporated by reference to Exhibit 10(c) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.

                        (i) Employee's Stock Ownership Plan of the Registrant as
                  amended and restated effective August 1, 1999 is hereby incorporated by reference to Exhibit 10(d) to the Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2000 filed with the Securities and Exchange Commission on August 14, 2000.

                                INDEX TO EXHIBITS

Exhibit
Number                                Description

  10 (cont'd)           (j) 364-Day Credit Agreement, dated as of June 27, 2000,
                  among American Water Capital Corp., as Borrower, American Water Works Company, Inc., as Parent, the Lenders Identified Herein, as Lenders, First Union National Bank, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and Mellon Bank, N.A., as Documentation Agent, First Union Securities, Inc., as Sole Lead Arranger and Book Manager, is incorporated herein by reference to Exhibit 10(e) to Amendment No. 1 to Form 10-Q/A report of the Registrant for the period ended June 30, 2000.

                        (k) Asset Purchase Agreement among Citizens Utilities
                  Company and Certain of its Affiliates and American Water Works Company, Inc. and Arizona-American Water Company, dated as of October 15, 1999, is hereby incorporated by reference to
                  Exhibit 10(q) to the Registrant's Annual Report of Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission on March 25, 2000.

                        (l) Asset Purchase Agreement among Citizens Utilities
                  Company and Certain of its Affiliates and American Water Works Company, Inc. and California-American Water Company, dated as of October 15, 1999, is hereby incorporated by reference to
                  Exhibit 10(r) to the Registrant's Annual Report of Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission on March 25, 2000.

                        (m) Asset Purchase Agreement among Citizens Utilities
                  Company and Certain of its Affiliates and American Water Works Company, Inc. and Illinois-American Water Company, dated as of October 15, 1999, is hereby incorporated by reference to
                  Exhibit 10(s) to the Registrant's Annual Report of Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission on March 25, 2000.

                        (n) Asset Purchase Agreement among Citizens Utilities
                  Company and Certain of its Affiliates and American Water Works Company, Inc. and Indiana-American Water Company, Inc., dated as of October 15, 1999, is hereby incorporated by reference to
                  Exhibit 10(t) to the Registrant's Annual Report of Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission on March 25, 2000.

                        (o) Asset Purchase Agreement among Citizens Utilities
                  Company and Certain of its Affiliates and American Water Works Company, Inc. and Ohio-American Water Company, dated as of October 15, 1999, is hereby incorporated by reference to
                  Exhibit 10(u) to the Registrant's Annual Report of Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission on March 25, 2000.

                                INDEX TO EXHIBITS

Exhibit
Number                                Description

  10 (cont'd)           (p) Asset Purchase Agreement among Citizens Utilities
                  Company and Certain of its Affiliates and American Water Works Company, Inc. and Pennsylvania-American Water Company, dated as of October 15, 1999, is hereby incorporated by reference to
                  Exhibit 10(v) to the Registrant's Annual Report of Form 10-K for the period ended December 31, 1999 filed with the Securities and Exchange Commission on March 25, 2000.

  13              Annual Report to Security Holders

                  The Registrant's Annual Report to Shareholders for 2000 is filed as exhibit hereto solely to the extent portions thereof are specifically incorporated herein by reference.

  21              Subsidiaries of the Registrant as of December 31, 2000.

  23              Consents of Experts and Counsel

                  See "Consent of Independent Accountants" on page 10 of this Report on Form 10-K.