Form 10-Q
period 2001-03-31
AMERICAN WATER WORKS CO INC
filed 2001-05-15
CIK 318819

CONFORMED COPY

                               FORM 10-Q	Page 1 of 16

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 2001
                              --------------------------------------------
-                                   OR

          ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

                              --------------------------  ----------------
-
Commission File Number                             1-3437-2
                         -------------------------------------------------
-

                    AMERICAN WATER WORKS COMPANY, INC.
--------------------------------------------------------------------------
-
           (Exact name of registrant as specified in its charter)

            Delaware                               51-0063696
-------------------------------         ----------------------------------
-
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

            1025 Laurel Oak Road, Voorhees, New Jersey  08043
--------------------------------------------------------------------------
-
           (Address of principal executive offices) (Zip Code)

                              (856) 346-8200
--------------------------------------------------------------------------
-
           (Registrant's telephone number, including area code)

                              Not Applicable
--------------------------------------------------------------------------
-
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X  No
                                          -----   -----
At May 1, 2001, the number of shares of common stock, $1.25 par value, outstanding was 99,138,967 shares.






                                 Page 2                           FORM 10-
Q

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

                                                       Three Months Ended
                                                           March 31,
                                                       2001         2000
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

Operating revenues                                   $316,427     $307,759
                                                     --------     --------
Operating expenses
  Operation and maintenance                           150,823      144,358
  Depreciation and amortization                        44,360       39,824
  General taxes                                        33,311       33,129
                                                     --------     --------
Total operating expenses                              228,494      217,311
                                                     --------     --------
Operating income                                       87,933       90,448
                                                     --------     --------

Other income (deductions)
  Interest                                            (48,597)
(46,746)
  Allowance for other funds used during
    construction                                        1,081        2,706
  Allowance for borrowed funds used
    during construction                                   979        1,882
  Amortization of debt expense                           (678)
(682)
  Preferred dividends of subsidiaries                    (783)
(798)
  Other, net                                             (671)
(1,308)
                                                     --------     --------
Total other income (deductions)                       (48,669)
(44,946)
                                                     --------     --------
Income before income taxes                             39,264       45,502
Provision for income taxes                             15,803       18,419
                                                     --------     --------
Net income                                             23,461       27,083
Dividends on preferred stocks                             146          996
                                                     --------     --------
Net income to common stock                             23,315       26,087
                                                     --------     --------


                                 Page 3                           FORM 10-
Q

Other comprehensive income
  Unrealized gain (loss) on securities                 (3,362)      13,181
  Income taxes on other comprehensive income            1,368
(5,385)
                                                     --------     --------
Other comprehensive income (loss),net                  (1,994)       7,796
                                                     --------     --------
Comprehensive income                                 $ 21,321     $ 33,883


                                                     ========     ========

Average shares of basic common stock outstanding       98,873       97,479

Basic and diluted earnings per common share on
  average shares outstanding                       $     0.24   $     0.27
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,069,486   $1,001,029

Add - net income                                       23,461       27,083
  treasury stock issuances                                338          --
                                                   ----------   ----------
                                                    1,093,285    1,028,112
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                          32          882
  Preference stock                                        114          114
  Common stock - $.235 per share in 2001;
                 $.225 per share in 2000               23,212       21,900
                                                   ----------   ----------
                                                       23,358       22,896
                                                   ----------   ----------
Balance at March 31                                $1,069,927   $1,005,216
                                                   ==========   ==========

The accompanying information and notes are an integral part of these financial statements.



















                                 Page 4                           FORM 10-
Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                March 31      December 31
                                                  2001            2000
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 5,269,297      $ 5,202,833
  Utility plant acquisition adjustments, net       74,996           75,294
  Non-utility property, net of accumulated
    depreciation                                   41,513           37,831
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               55,171           55,590
                                              -----------      -----------
Total property, plant and equipment             5,440,977        5,371,548
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        20,232           28,571
  Customer accounts receivable                     89,645          103,975
  Allowance for uncollectible accounts             (2,615)
(2,575)
  Unbilled revenues                                81,508           83,878
  Miscellaneous receivables                        11,463           15,117
  Materials and supplies                           21,467           20,683
  Deferred vacation pay                            13,861           10,923
  Other                                            16,690           17,124
                                              -----------      -----------
Total current assets                              252,251          277,696
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     216,899          216,652
  Other investments                                70,635           73,997
  Debt and preferred stock costs                   47,192           47,630
  Deferred pension costs                           25,307           23,479
  Deferred postretirement benefit costs             9,926           10,129
  Deferred treatment plant costs                    4,483            4,748
  Deferred business services project costs         12,471            4,796
  Deferred tank painting costs                     16,165           16,829
  Restricted funds                                  8,590            8,343
  Other                                            85,042           78,951
                                              -----------      -----------
Total regulatory and other long-term assets       496,710          485,554
                                              -----------      -----------
TOTAL ASSETS                                  $ 6,189,938      $ 6,134,798
                                              ===========      ===========


                                 Page 5                         FORM 10-Q
                                                 March 31      December 31
2001	2000

                                                 --------     ------------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                   $1,677,252      $1,669,677
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673
  Preferred stocks of subsidiaries with
    mandatory redemption requirements               32,583          32,902
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                8,118           8,118
  Long-term debt
    American Water Works Company, Inc.             159,000         159,000
    Subsidiaries                                 2,254,210       2,112,165
                                               -----------     -----------
Total capitalization                             4,142,836       3,993,535
                                               -----------     -----------
Current liabilities
  Short-term debt                                  352,041         412,179
  Current portion of long-term debt                105,310         161,395
  Accounts payable                                  34,283          52,447
  Taxes accrued, including federal income           49,768          25,960
  Interest accrued                                  47,784          42,641
  Accrued vacation pay                              14,083          11,564
  Other                                             63,379          67,865
                                               -----------     -----------
Total current liabilities                          666,648         774,051
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        218,179         216,125
  Deferred income taxes                            607,484         605,343
  Deferred investment tax credits                   39,754          40,098
  Accrued pension expense                           54,898          50,414
  Accrued postretirement benefit expense            18,087          13,930
  Other                                             36,148          37,823
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                      974,550         963,733
                                               -----------     -----------
Contributions in aid of construction               405,904         403,479
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 6,189,938     $ 6,134,798
                                               ===========     ===========

The accompanying information and notes are an integral part of these financial statements.


                                 Page 6                           FORM 10-
Q

 AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)


                                                       Three Months Ended
                                                            March 31,
                                                       2001         2000
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 23,461     $ 27,083
Adjustments
   Depreciation and amortization                       44,360       39,824
   Provision for deferred income taxes                  3,165        6,340
   Provision for losses on accounts receivable          1,943        2,163
   Allowance for other funds used during
     construction                                      (1,081)
(2,706)
   Employee benefit expenses greater
     than funding                                       3,876        4,579
   Employee stock plan expense                          1,212          972
   Deferred business services project expense          (7,675)           -
   Deferred revenue                                    (1,544)           -
   Deferred tank painting costs                          (247)
(118)
   Deferred rate case expense                            (503)
(319)
   Amortization of deferred charges                     3,684        3,103
   Other, net                                          (8,735)
(6,178)
   Changes in assets and liabilities,net
      Accounts receivable                              16,081        8,288
      Unbilled revenues                                 2,370          111
      Other current assets                               (350)
(2,474)
      Accounts payable                                (18,164)
(26,566)
      Taxes accrued, including federal income          23,808       20,391
      Interest accrued                                  5,143        7,302
      Other current liabilities                        (4,486)
(23,645)
                                                     --------     --------
Net cash from operating activities                     86,318       58,150
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                             (62,523)
(67,321)
Allowance for other funds used during
  construction                                          1,081        2,706
Acquisitions                                          (48,575)
(29,451)
Proceeds from the disposition of property,
  plant and equipment                                     410          400
Removal costs related to property, plant and
  equipment retirements                                (1,880)
(774)
Restricted funds                                         (247)       4,062
                                                      --------     -------
Net cash used in investing activities                (111,734)
(90,378)
                                                      --------     -------









                                Page 7                         FORM 10-Q



Three Months Ended
                                                           March 31,
                                                       2001         2000
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $143,788     $ 41,945
Proceeds from common stock                              9,269       10,367
Purchase of common stock for treasury                     (63)
(704)
Net borrowings (repayments) under
  short-term debt agreements                          (60,138)
(4,234)
Advances and contributions for construction,
  net of refunds                                        6,506        6,384
Debt issuance costs                                      (780)
(1,492)
Repayment of long-term debt                           (57,828)
(1,424)
Redemption of preferred stocks                           (319)
(411)
Dividends paid                                        (23,358)
(22,896)
                                                     --------     --------
Net cash from financing activities                     17,077       27,535
                                                     --------     --------
Net decrease in cash and cash equivalents              (8,339)
(4,693)

Cash and cash equivalents at January 1                 28,571       43,100
                                                     --------     --------

Cash and cash equivalents at March 31                $ 20,232     $ 38,407
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 44,086     $ 40,552
                                                     ========     ========
  Income taxes                                       $  7,211     $  7,154
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees'
Stock Ownership Plan, the Savings Plan for Employees and the 2000 Stock
Award and Incentive Plan totaled $1,488 in 2000.

Common stock placed into treasury in connection with the Employees' Stock
Ownership Plan and 2000 Stock Award and Incentive Plan totaled $890 in
2001 and $704 in 2000.

The accompanying information and notes are an integral part of these financial statements.







                                Page 8                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                    March 31   December 31
                                                      2001         2000
                                                   ----------  -----------

Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding               $    2,544  $     2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                     9,129        9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares
     (one-tenth of a vote per share)                       --           --
                                                   ----------  -----------
                                                   $   11,673  $    11,673
                                                   ==========  ===========

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 99,161,694 shares in 2001;
               98,819,845 shares in 2000           $  123,952  $   123,525
Paid-in capital                                       463,410      454,568
Retained earnings                                   1,069,927    1,069,486
Accumulated other comprehensive income                 23,309       25,303
Unearned compensation                                    (808)
(359)
Treasury stock at cost - 105,644 shares in
 2001; 129,216 shares in 2000                          (2,538)
(2,846)                                                      ----------  -
----------

                                                   $1,677,252  $ 1,669,677
                                                   ==========  ===========

At March 31, 2001, common shares reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 2,454,247 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan and 532,381 shares for the Savings Plan for Employees. Up to 4,276,551 shares of common stock may be issued under the 2000 Stock Award and Incentive Plan, of which approximately 3,300,000 shares were available to be granted at March 31, 2001.


                                Page 9                          FORM 10-Q

AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
          Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management the information reported reflects all adjustments, consisting of normal recurring adjustments, that were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation.

NOTE 2 -- Acquisitions
CITY OF COATESVILLE PENNSYLVANIA WATER AND WASTEWATER SYSTEMS
On March 22, 2001 the Company's subsidiary in Pennsylvania completed the purchase of the City of Coatesville Authority's water and wastewater utility systems for $48.225 million. These systems provide water service to 8,600 customers and wastewater service to 6,500 customers.

SJW CORP.
On October 28, 1999, the Company agreed to acquire all of the common stock of SJW Corp. (AMEX:SJW). On March 1, 2001 the Company and SJW announced that, in light of additional delays outlined in a new procedural scheduling order issued by the California Public Utilities Commission
(CPUC) on February 20, 2001, they had mutually agreed to terminate the merger agreement between them immediately. The CPUC scheduling order extended the date for a final decision regarding review of the merger application to at least September 2001, and thereby made it impossible to plan and effectively implement the transaction contemplated by the agreement.

Note 3 -- Pending Acquisitions
WATER AND WASTEWATER ASSETS OF CITIZENS UTILITIES
On October 15, 1999, the Company entered into an agreement to acquire all of the water and wastewater utility assets of Citizens Communications Company (formerly Citizens Utilities Company) (NYSE:CZN) for $835 million in cash and debt. Citizens provides water and wastewater service to 305,000 customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania. For the latest fiscal year ended December 31, 2000, the operations being acquired had revenues of approximately $110 million.

Regulatory agencies in Pennsylvania, Indiana, Ohio and Arizona have approved the acquisition of Citizen's water and wastewater assets in those states and evidentiary hearings have been completed in Illinois and California. Decisions are anticipated in Illinois during the second quarter of 2001 and in California during the third quarter of 2001.

The Office of Ratepayer Advocates (ORA) of the California Public Utilities Commission issued a report on October 16, 2000 opposing the Company's acquisition of the California water and wastewater assets of Citizens.
The Company has filed testimony rebutting the position of the ORA.

On April 10, 2001, a hearing examiner of the Illinois Commerce Commission issued a proposed order approving the acquisition of the Illinois water and wastewater assets of Citizens. However, the proposed order in Illinois rejected the Company's savings sharing proposal and an alternate proposal



PAGE>                           Page 10                      FORM 10-Q

that the Company be allowed to recover the acquisition premium in rates to the extent that savings can be demonstrated. The Company has filed exceptions to the hearing examiner's proposed order based on the evidence in the record.

Consummation of the Citizens transaction requires approval by regulatory agencies in each of the six states in which the assets are located. The Company continues to work to complete this acquisition, but recognizes that there is no assurance that approval will be obtained on a timely basis, if at all.

NOTE 4 -- New Accounting Standard
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. The statement establishes accounting and reporting standards for derivative instruments and hedging activities.
 SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

This new accounting standard did not have any effect on the Company's financial position or results of operations. The Company's contracts that meet the definition of a derivative are for normal purchases and normal sales, are expected to result in a physical delivery, and are of quantities expected to be used or sold over a reasonable period in the normal course of business. The Company has no hedging activities.













































                                 Page 11                       FORM 10-Q

                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Revenues of $316.4 million for the quarter were 3% higher than those recorded in the first quarter of 2000. Increased revenues from customer growth and favorable rate decisions were partially offset by lower than expected water sales resulting from a 3% decline in usage per customer. Water consumption comparable to last year's normal level would have produced earnings that were $.05 per share greater than those realized for the first quarter 2001. Notably, the volume of water sold in the Company's western subsidiaries was 9% lower in the first quarter this year due to significant precipitation in that region of the country.

During 2001, eight utility subsidiaries have received rate orders that are expected to provide $16.9 million in additional annual revenues. Three subsidiaries have rate increase applications on file before regulatory agencies that, if granted in full, would provide approximately $53.5 million in additional annual revenues. The largest of these, the Company's Pennsylvania and West Virginia subsidiaries rate cases, have been filed requesting $38.7 and $11.8 million in additional annual revenues, respectively.

Operating expenses were up 5% to $228.5 million in 2001 from $217.3 million in the first quarter of 2000. Operation and maintenance expenses increased 4% from those in the first quarter of 2000 primarily for purchased water, waste disposal and fuel and power costs. The increase in depreciation expense was related to the Company's ongoing program of utility plant construction.

Interest expense rose by 4% to $48.6 million in the first quarter of 2001 compared to the first quarter of 2000, due to an increase in total debt to fund construction of new water service assets. The total allowance for funds used (equity and borrowed) during construction ("AFUDC") recorded in the first quarter of 2001 was $2.1 million, compared to $4.6 million in the first quarter of 2000. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities.

Income taxes decreased in the first three months of 2001 when compared to the first three months in 2000, as a result of decreased earnings.

Net income to common stock was $23.3 million for the first quarter of 2001 compared with $26.1 million for the same period in 2000.


                                 Page 12                       FORM 10-Q

Other comprehensive loss was $2.0 million in the first quarter of 2001 compared to other comprehensive income of $7.8 million in the same period in 2000. The Company's other comprehensive income or loss represents the after tax unrealized gain or loss on passive investments in publicly traded securities.

Comprehensive income was $21.3 million in the first quarter of 2001 compared to $33.9 million in the same period in 2000.

Capital Resources and Liquidity
-------------------------------
During the first three months of 2001, 341,849 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan and 137,000 non-qualified stock options were granted under the 2000 Stock Award and Incentive Plan.

The Company issued 53,989 shares of common stock out of treasury in the first three months of 2001 in conjunction with its Employees' Stock Ownership Plan, the Savings Plan for Employees and the 2000 Stock Award and Incentive Plan.

On March 29, 2001 the Company's financing subsidiary, American Water Capital Corp. (AWCC) closed on its inaugural long-term debt financing of $140 million. The securities issued are senior unsecured notes carrying an interest rate of 6.87% maturing on March 29, 2011. The proceeds were loaned to nine utility subsidiaries to repay short-term debt. In the first three months of 2001, the Company invested $3.2 million in the common stock of one subsidiary.

The Company and its subsidiaries plan to fund construction programs, continue acquisitions and repay short-term debt and maturing bonds with cash from operations and from the issuance of approximately $100 million of long-term debt during the remainder of 2001. In addition, during 2001 the Company plans to arrange acquisition financing of approximately $850 million to fund the closing of the Citizens Communications water and wastewater sector acquisition. Management intends to fund this transaction permanently through a combination of long-term debt and equity or hybrid equity securities. Excluding any short-term debt incurred in connection with the pending transaction, the combined amount of short-term debt and bonds maturing within one year is expected to decline to approximately $325 million in 2001.


PAGE>                         Page 13                        FORM 10-Q

New Accounting Standards
------------------------
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. The statement establishes accounting and reporting standards for derivative instruments and hedging activities.
 SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

This new accounting standard did not have any effect on the Company's financial position or results of operations. The Company's contracts that meet the definition of a derivative are for normal purchases and normal sales, are expected to result in a physical delivery, and are of quantities expected to be used or sold over a reasonable period in the normal course of business. The Company has no hedging activities.

Forward Looking Information
---------------------------
Forward looking statements in this report, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, among others, the following: the success of pending applications for rate increases; inability to obtain, or to meet conditions imposed for, regulatory approval of pending acquisitions; weather conditions that tend to extremes of temperature or duration; availability, terms and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with governmental regulations, particularly those affecting the environment and water quality; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; changes in business strategy or plans; quality of management; general economic and business conditions; and other factors described in filings of the Company with the SEC. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.









































                               Page 14                          FORM 10-Q


                      PART II - OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------

(a)   The Company held its annual meeting of shareholders on May 3, 2001.

(b) Class I Directors (with a term expiring in 2004) were elected by a vote of:

                                    For                 Withheld
                                    ---                 --------

      Henry G. Hager                91,152,771           465,419
      Frederick S. Kirkpatrick      91,191,581           426,609
      Gerald C. Smith               88,801,828         2,816,362
      Anthony P. Terracciano        91,185,341           432,849
      Marilyn Ware                  91,183,853           434,337


The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 2001 was approved by a vote of 91,151,771 for the appointment and 288,960 against, with 177,459 abstentions.































                               Page 15                        FORM 10-Q


                     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------







B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended March 31, 2001.























                               Page 16                            FORM 10-
Q



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date May 14, 2001                 \s\Ellen C. Wolf
----------------------           -----------------------------------------
-
                                   Vice President and Chief Financial
Officer
                                 (Authorized Officer)





Date May 14, 2001                 \s\Robert D. Sievers
----------------------           -----------------------------------------
-
                                 Comptroller
                                 (Chief Accounting Officer)