Form 10-Q
period 2001-06-30
AMERICAN WATER WORKS CO INC
filed 2001-08-14
CIK 318819

CONFORMED COPY



                               FORM 10-Q	Page 1 of 18

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



          (Mark One)

          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 2001
                              ---------------------------------------------
                                 OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.     Yes  X  No
                                          -----   -----
At August 1, 2001, the number of shares of common stock, $1.25 par value, outstanding was 99,610,369 shares.





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

                                                       Three Months Ended
                                                            June 30,
                                                       2001         2000
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $363,878     $346,409
                                                     -------- 	 --------
Operating expenses
  Operation and maintenance                           160,476      154,270
  Depreciation and amortization                        45,069       40,589
  General taxes                                        32,465       31,539
                                                     --------     --------
Total operating expenses                              238,010      226,398
                                                     --------     --------
Operating income                                      125,868      120,011
                                                     --------     --------
Other income (deductions)
  Interest                                            (48,544)     (47,728)
  Allowance for other funds used during
    construction                                        1,185        1,800
  Allowance for borrowed funds used
    during construction                                 1,088        1,397
  Amortization of debt expense                           (710)        (708)
  Preferred dividends of subsidiaries                    (742)        (795)
  Other, net                                            3,066          234
                                                     --------     --------
Total other income (deductions)                       (44,657)     (45,800)
                                                     --------     --------
Income before income taxes                             81,211       74,211
Provision for income taxes                             31,830       29,072
                                                     --------     --------
Net income                                             49,381       45,139
Dividends on preferred stocks                             146          996
                                                     --------     --------
Net income to common stock                             49,235       44,143
                                                     --------	 --------
Other comprehensive income (loss), net of tax
  Unrealized loss on securities                        (2,463)     (31,002)
  Reclassification adjustment for gain included
    in net income                                      (2,052)           -
                                                     --------     --------
Other comprehensive income (loss), net of tax         ( 4,515)     (31,002)
                                                     --------     --------
Comprehensive income                                 $ 44,720     $ 13,141
                                                     ========     ========






                               Page 3                            FORM 10-Q


                                                       Three Months Ended
                                                            June 30,
                                                       2001         2000
                                                   ----------   ----------

Average shares of basic common stock outstanding       99,256       97,816
Basic and diluted earnings per common share on
 average shares outstanding                        $     0.50   $     0.45
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at April 1                                 $1,069,927   $1,005,216

Add  - net income                                      49,381       45,139
     - treasury stock issuances, net                      406         (944)
                                                   ----------   ----------
                                                    1,119,714    1,049,411
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                          32          882
  Preference stock                                        114          114
  Common stock - $.235 per share in 2001;
                 $.225 per share in 2000               23,297       21,998
                                                   ----------   ----------
                                                       23,443       22,994
                                                   ----------   ----------
Balance at June 30                                 $1,096,271   $1,026,417
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

                                                       Six Months Ended
                                                            June 30,
                                                       2001         2000
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $680,305     $654,168
                                                     --------     --------
Operating expenses
  Operation and maintenance                           311,299      298,628
  Depreciation and amortization                        89,429       80,413
  General taxes                                        65,776       64,668
                                                     --------     --------
Total operating expenses                              466,504      443,709
                                                     --------     --------
Operating income                                      213,801      210,459
                                                     --------     --------
Other income(deductions)
  Interest                                            (97,141)     (94,474)
  Allowance for other funds used during
    construction                                        2,266        4,506
  Allowance for borrowed funds used
    during construction                                 2,067        3,279
  Amortization of debt expense                         (1,388)      (1,390)
  Preferred dividends of subsidiaries                  (1,525)      (1,593)
  Other, net                                            2,395       (1,074)
                                                     --------     --------
Total other income (deductions)                       (93,326)     (90,746)
                                                     --------     --------
Income before income taxes                            120,475      119,713
Provision for income taxes                             47,633       47,491
                                                     --------     --------
Net income                                             72,842       72,222
Dividends on preferred stocks                             292        1,992
                                                     --------     --------
Net income to common stock                             72,550       70,230
                                                     --------	 --------
Other comprehensive income (loss), net of tax
  Unrealized loss on securities                        (4,457)     (23,206)
  Reclassification adjustment for gain included
    in net income                                      (2,052)           -
                                                     --------     --------
Other comprehensive income (loss), net of tax         ( 6,509)     (23,206)
                                                     --------     --------
Comprehensive income                                 $ 66,041     $ 47,024
                                                     ========     ========







                               Page 5                            FORM 10-Q

                                                       Six Months Ended
                                                            June 30,
                                                       2001         2000
                                                   ----------   ----------

Average shares of basic common stock outstanding       99,066       97,647
Basic and diluted earnings per common share on
  average shares outstanding                       $     0.73   $     0.72
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,069,486   $1,001,029
Add  - net income                                      72,842       72,222
     - treasury stock issuances, net                      744         (944)
                                                   ----------   ----------
                                                    1,143,072    1,072,307
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                          64        1,764
  Preference stock                                        228          228
  Common stock - $.47 per share in 2001;
                 $.45 per share in 2000                46,509       43,898
                                                   ----------   ----------
                                                       46,801       45,890
                                                   ----------   ----------
Balance at June 30                                 $1,096,271   $1,026,417
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
























                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                June 30        December 31
                                                  2001            2000
                                              -----------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 5,312,984      $ 5,202,833
  Utility plant acquisition adjustments, net       73,193           75,294
  Non-utility property, net of accumulated
    depreciation                                   44,603           37,831
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               54,754           55,590
                                              -----------      -----------
Total property, plant and equipment             5,485,534        5,371,548
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        17,772           28,571
  Customer accounts receivable                    110,638          103,975
  Allowance for uncollectible accounts             (2,965)          (2,575)
  Unbilled revenues                                99,215           83,878
  Miscellaneous receivables                        17,178           15,117
  Materials and supplies                           22,614           20,683
  Deferred vacation pay                            13,936           10,923
  Other                               	    		 18,128   	   17,124
                 						 -----------      -----------
Total current assets                              296,516          277,696
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     216,053          216,652
  Other investments                                62,142           73,997
  Debt and preferred stock expense                 47,140           47,630
  Deferred pension expense                         27,115           23,479
  Deferred postretirement benefit expense           9,724           10,129
  Deferred business services project costs         24,380            4,796
  Deferred tank painting costs                     16,528           16,829
  Restricted funds                                  8,590            8,343
  Other                                            95,856           83,699
                                              -----------      -----------
Total regulatory and other long-term assets       507,528          485,554
                                              -----------      -----------
TOTAL ASSETS                                  $ 6,289,578      $ 6,134,798
                                              ===========      ===========






                                 Page 7                          FORM 10-Q

                                                 June 30       December 31
                                                   2001            2000
                                               -----------     -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                  $ 1,711,786     $ 1,669,677
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673
  Preferred stocks of subsidiaries with
    mandatory redemption requirements               30,962          32,902
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                8,118           8,118
  Long-term debt
    American Water Works Company, Inc.             159,000         159,000
    Subsidiaries                                 2,213,488       2,112,165
                                               -----------     -----------
Total capitalization                             4,135,027       3,993,535
                                               -----------     -----------
Current liabilities
  Short-term debt                                  418,351         412,179
  Current portion of long-term debt                140,307         161,395
  Accounts payable                                  37,735          52,447
  Taxes accrued, including federal income           53,393          25,960
  Interest accrued                                  42,507          42,641
  Accrued vacation pay                              14,203          11,564
  Other                                             59,428          67,865
                                               -----------     -----------
Total current liabilities                          765,924         774,051
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        221,094         216,125
  Deferred income taxes                            607,842         605,343
  Deferred investment tax credits                   39,380          40,098
  Accrued pension expense                           58,081          50,414
  Accrued postretirement benefit expense            13,531          13,930
  Other                                             40,525          37,823
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                      980,453         963,733
                                               -----------     -----------
Contributions in aid of construction               408,174         403,479
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 6,289,578     $ 6,134,798
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
                           (In thousands)

                                                       Six Months Ended
                                                            June 30,
                                                       2001         2000
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 72,842     $ 72,222
Adjustments
   Depreciation and amortization                       89,429       80,413
   Provision for deferred income taxes                  6,255       10,637
   Provision for losses on accounts receivable          4,555        4,174
   Allowance for other funds used during
     construction                                      (2,266)      (4,506)
   Employee benefit expenses greater (less)
     than funding                                        (280)       8,615
   Employee stock plan expenses                         2,192          (47)
   Deferred business services project expenses        (19,584)           -
   Deferred tank painting costs                        (1,854)        (945)
   Deferred rate case expense                          (1,240)        (904)
   Amortization of deferred charges                     7,344        6,358
   Other, net                                          (1,371)      (6,955)
   Changes in assets and liabilities, net
      Accounts receivable                             (12,889)     (17,859)
      Unbilled revenues                               (15,337)     (14,989)
      Other current assets                             (2,935)      (7,120)
      Accounts payable                                (14,712)     (29,240)
      Taxes accrued, including federal income          27,433       19,485
      Interest accrued                                   (134)        (886)
      Other current liabilities                         (8,437)     (22,505)
                                                     --------     --------
Net cash from operating activities                    129,011       95,948
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (153,488)    (161,306)
Allowance for other funds used during
  construction                                          2,266        4,506
Acquisitions                                          (54,173)     (48,951)
Proceeds from the disposition of property,
  plant and equipment                                     711        1,758
Removal costs from property, plant and
  equipment retirements                                (5,090)      (2,905)
Restricted funds                                         (247)      11,720
                                                     --------     --------
Net cash used in investing activities                (210,021)    (195,178)
                                                     --------     --------











                                Page 9                         FORM 10-Q


 Six Months Ended
                                                            June 30,
                                                       2001         2000
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $146,765     $ 43,706
Proceeds from common stock                             21,109      	 18,291
Purchase of common stock for treasury                    (386)      (4,616)
Net borrowings under
  line-of-credit agreements                             6,172       92,322
Advances and contributions for construction,
  net of refunds                                       12,936       15,477
Debt issuance costs                                    (1,114)      (1,760)
Repayment of long-term debt                           (66,530)     (17,702)
Redemption of preferred stocks                         (1,940)        (550)
Dividends paid                                        (46,801)     (45,890)
                                                     --------     --------
Net cash from financing activities                     70,211       99,278
                                                     --------     --------
Net increase (decrease) in cash and
  cash equivalents                                    (10,799)          48

Cash and cash equivalents at January 1                 28,571       43,100
                                                     --------     --------

Cash and cash equivalents at June 30                  $17,772     $ 43,148
                                                     ========     ========

Cash paid during the period for:
  Interest, net of capitalized amount                $ 98,521     $ 97,392
                                                     ========     ========
  Income taxes                                       $ 27,154     $ 21,814
                                                     ========     ========


Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the 2000 Stock Award and
Incentive Plan totaled $1,488 in 2000.

Common stock placed into treasury in connection with the Employees Stock
Ownership Plan, the Savings Plan for Employees and 2000 Stock Award and
Incentive Plan totaled $1,774 in 2001 and $4,871 in 2000.

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

                                                    June 30    December 31
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
                                                   ==========  ===========

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 99,574,353 shares in 2001;
               98,819,845 shares in 2000           $  124,468  $   123,525
Paid-in capital                                       475,523      454,568
Retained earnings                                   1,096,271    1,069,486
Accumulated other comprehensive income                 18,794       25,303
Unearned compensation                                    (778)        (359)
Treasury stock at cost - 92,243 shares in
 2001; 129,216 shares in 2000                    		(2,492)	   (2,846)
                                                   ----------  -----------

                                                   $1,711,786  $ 1,669,677
                                                   ==========  ===========

At June 30, 2001, common shares reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 2,063,772 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan and 532,381 shares for the Savings Plan for Employees. Up to 4,254,367 shares of common stock may be issued under the 2000 Stock Award and Incentive Plan, of which approximately 3,300,000 shares were available to be granted at June 30, 2001.












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

Note 3 -- Pending Acquisitions
WATER AND WASTEWATER ASSETS OF CITIZENS COMMUNICATIONS
On October 15, 1999, the Company entered into an agreement to acquire all of the water and wastewater utility assets of Citizens Communications Company (formerly Citizens Utilities Company) (NYSE:CZN) for $835 million in cash and debt. Citizens provides water and wastewater service to 305,000 customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania. For the latest fiscal year ended December 31, 2000, the operations being acquired had revenues of approximately $110 million.

Regulatory agencies in Pennsylvania, Indiana, Illinois, Ohio, and Arizona have approved the acquisition of Citizen's water and wastewater assets in those states and on August 7, 2001 an Administrative Law Judge issued a proposed order approving the acquisition in California. A decision from the California Public Utilities Commission is anticipated during the third quarter of 2001.

AZURIX NORTH AMERICA AND AZURIX INDUSTRIALS
On August 2, 2001 the Company entered into an agreement to acquire Azurix North America Corp. and Azurix Industrials Corp. for approximately $150 million in cash and debt. Closing is expected to occur during the fourth quarter of 2001.

Azurix North America and Azurix Industrials are wholly-owned subsidiaries of Azurix Corp. and provide a range of water and wastewater services, including operations and maintenance, engineering, carbon regeneration, underground infrastructure rehabilitation and residuals management.

Azurix North America and Azurix Industrials, which had revenues totaling approximately $160 million in 2000, have approximately 1,050 employees and operate facilities serving an end-user population of approximately 2 million people across North America.

NOTE 4 -- New Accounting Standards

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

                                 Page 12                       FORM 10-Q

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

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but not to exceed 40 years). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

Also on June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 143 will have on its results of operations and financial position.






















                                 Page 13                      FORM 10-Q

                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
--------------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the second quarter and the first six months of 2001 were higher than for the same periods of 2000 by 5% and 4%, respectively. Increased revenues were the result of increased water sales to 44,000 new customers added since June 30, 2000 and authorized increases in charges for water service.

Water sales volume during the second quarter of 2001 increased 1% to 83.3 billion gallons from 82.5 billion gallons in the second quarter of 2000. The
158.7 billion gallons of sales volume for the first six months of 2001 was slightly greater than the 158.5 billion gallons sold in the same period of 2000.

During 2001, eight utility subsidiaries have received rate orders which are expected to provide approximately $16.9 million in additional annual revenues. Five subsidiaries have rate increase applications on file before regulatory agencies which, if granted in full, would provide approximately $57 million in additional annual revenues. The largest portion of this total is from two separate requests filed by Pennsylvania-American and West Virginia-American at $39 million and $12 million, respectively.

A decision in the West Virginia case is expected in the fourth quarter of this year. The Pennsylvania case should be decided in the first quarter of 2002.

Operating expenses in the second quarter and the first six months of 2001 were 5% higher compared to the same periods in 2000. Operation and maintenance expenses increased by 4% in the second quarter and the first six months when compared to the same periods in 2000. A portion of the expense increase was associated with customer growth. The increases in depreciation expense for the quarter and first six months were related to the Company's ongoing program of utility plant construction.

Interest expense rose by 2% in the second quarter and 3% in the first six months of 2001 compared to the same periods in 2000, due to an increase in total debt to fund construction of new water service assets. The total allowance for funds used (equity and borrowed) during construction ("AFUDC") recorded in the second quarter of 2001 was $2.3 million, compared to $3.2 million in the second quarter of 2000. AFUDC for the first six months of 2001 was $4.3 million compared to $7.8 million for the same period in 2000. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities. During the second quarter of 2001 the Company sold a portion of its telecommunication company investments and realized a pre-tax gain of $3.4 million in other income.

Income taxes increased in the second quarter and first six months of 2001 when compared to the comparable periods in 2000, as a result of increased earnings in 2001.









                                 Page 14                      FORM 10-Q

Net income to common stock was $49.2 million for the second quarter of 2001 compared with $44.1 million for the same period in 2000. Net income to common stock for the first six months of 2001 was $72.6 million compared with $70.2 million for the first six months of 2000.

Other comprehensive loss was $4.5 million and $6.5 million in the second quarter and first six months of 2001, respectively, compared to other comprehensive loss of $31.0 million and $23.2 million in the same periods in 2000. The Company's other comprehensive income or loss represents the unrealized gain or loss on passive investments in publicly traded securities.

Capital Resources and Liquidity
-------------------------------
During the first six months of 2001, 732,324 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, and 22,184 shares were issued for non-qualified stock options that were exercised. Also, 159,692 non-qualified stock options were granted in connection with the 2000 Stock Award and Inventive Plan during the first six months of 2001.

The Company issued 96,136 shares of common stock out of treasury during the first six months of 2001 in connection with the Employees' Stock Ownership Plan, the Savings Plan for Employees and the 2000 Stock Award and Incentive Plan.

On March 29, 2001 the Company's financing subsidiary, American Water Capital Corp. (AWCC) closed on its inaugural long-term debt financing of $140 million. The securities issued are senior unsecured notes carrying an interest rate of 6.87% maturing on March 29, 2011. The proceeds were loaned to nine utility subsidiaries to repay short-term debt. In the first six months of 2001, the Company invested $7.2 million in the common stock of two subsidiaries.

The Company and its subsidiaries plan to fund construction programs, continue acquisitions, and repay short-term debt and maturing bonds with cash from operations and from the issuance of approximately $100 million of long-term debt during the remainder of 2001. In addition, during 2001 the Company plans to arrange financing of approximately $1 billion to fund the acquisition of the Citizens Communications water and wastewater assets, and the acquisition of Azurix North America and Azurix Industrials. Management intends to fund these transactions permanently through a combination of long-term debt and equity or hybrid equity securities. Excluding any short-term debt incurred in connection with the pending transactions, the combined amount of short-term debt and bonds maturing within one year is expected to decline to approximately $420 million in 2001.















                                 Page 15                      FORM 10-Q

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

On July 20, 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but not to exceed 40 years). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

Also on June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 143 will have on its results of operations and financial position.











                                 Page 16                      FORM 10-Q

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





































                               Page 17                           FORM 10-Q


                     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------

B.  Reports on Form 8-K
    -------------------

No report on Form 8-K was filed by the registrant during the quarter ended June 30, 2001.


















































                               Page 18                           FORM 10-Q




SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   AMERICAN WATER WORKS COMPANY, INC.



Date August 14, 2001             \s\Ellen C. Wolf
----------------------           ------------------------------------------
                                 Vice President and Chief Financial Officer
                                 (Authorized Officer)





Date August 14, 2001             \s\Robert D. Sievers
----------------------           ------------------------------------------
                                 Comptroller
                                 (Chief Accounting Officer)