Form 10-Q
period 2001-09-30
AMERICAN WATER WORKS CO INC
filed 2001-11-14
CIK 318819

CONFORMED COPY


                               	Page 1 of 20

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 2001
                              --------------------------------------
                                         OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              ----------------------  -------------
Commission File Number                      1-3437-2
                         ------------------------------------------

                  AMERICAN WATER WORKS COMPANY, INC.
--------------------------------------------------------
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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                                 ------    -----

At November 1, 2001, the number of shares of common stock, $1.25 par value, outstanding was 99,983,686 shares.




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

                                                       Three Months Ended
                                                         September 30,
                                                       2001         2000
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $394,956     $364,125
                                                     -------- 	 --------
Operating expenses
  Operation and maintenance                           166,890      154,400
  Depreciation and amortization                        46,819       41,648
  General taxes                                        33,049       31,942
                                                     --------     --------
Total operating expenses                              246,758      227,990
                                                     --------     --------
Operating income                                      148,198      136,135
                                                     --------     --------
Other income (deductions)
  Interest                                            (47,512)     (48,556)
  Allowance for other funds used during
    construction                                        1,098        1,241
  Allowance for borrowed funds used
    during construction                                   968          931
  Amortization of debt expense                           (694)        (691)
  Preferred dividends of subsidiaries                    (750)        (789)
  RWE/AG acquisition expense                           (9,860)           -
  Gain from sale of operating system                    4,820            -
  Other, net                                            1,481       (4,052)
                                                     --------     --------
Total other income (deductions)                       (50,449)     (51,916)
                                                     --------     --------
Income before income taxes                             97,749       84,219
Provision for income taxes                             41,972       33,488
                                                     --------     --------
Net income                                             55,777       50,731
Dividends on preferred stocks                             146          996
                                                     --------     --------
Net income to common stock                             55,631       49,735
                                                     --------	 --------
  Other comprehensive loss, net of tax
  Unrealized loss on securities                       (12,181)     (23,856)
  Reclassification adjustment for gain included
    in net income                                      (1,104)           -
                                                     --------     --------
Other comprehensive loss, net of tax                  (13,285)     (23,856)
                                                     --------     --------
Comprehensive income                                 $ 42,346     $ 25,879
                                                     ========     ========




                               Page 3                            FORM 10-Q


                                                       Three Months Ended
                                                         September 30,
                                                       2001         2000
                                                   ----------   ----------

Average shares of basic common stock outstanding       99,723       98,139
Basic and diluted earnings per common share on
 average shares outstanding                        $     0.56   $     0.51
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at July 1                                  $1,096,271   $1,026,417

Add  - net income                                      55,777       50,731
Gain (loss) on treasury stock                              57          (15)
                                                   ----------   ----------
                                                    1,152,105    1,077,133
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                          32          882
  Preference stock                                        114          114
  Common stock - $.235 per share in 2001;
                 $.225 per share in 2000               23,409       22,062
                                                   ----------   ----------
                                                       23,555       23,058
                                                   ----------   ----------
Balance at September 30                            $1,128,550   $1,054,075
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

                                                     Nine Months Ended
                                                         September 30,
                                                       2001         2000
                                                    ----------    ----------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                  $1,075,261    $1,018,293
                                                   ----------    ----------
Operating expenses
  Operation and maintenance                           478,189       453,028
  Depreciation and amortization                       136,248       122,061
  General taxes                                        98,825        96,610
                                                   ----------    ----------
Total operating expenses                              713,262       671,699
                                                   ----------    ----------
Operating income                                      361,999       346,594
                                                   ----------    ----------
Other income(deductions)
  Interest                                           (144,653)     (143,030)
  Allowance for other funds used during
    construction                                        3,364        5,747
  Allowance for borrowed funds used
    during construction                                 3,035        4,210
  Amortization of debt expense                         (2,082)      (2,081)
  Preferred dividends of subsidiaries                  (2,275)      (2,382)
  RWE/AG acquisition expense                           (9,860)           -
  Gain from sale of operating system                    4,820            -
  Other, net                                            3,876       (5,126)
                                                   ----------    ---------
Total other income (deductions)                      (143,775)    (142,662)
                                                   ----------    ---------
Income before income taxes                            218,224      203,932
Provision for income taxes                             89,605       80,979
                                                   ----------    ---------
Net income                                            128,619      122,953
Dividends on preferred stocks                             438        2,988
                                                   ----------    ---------
Net income to common stock                            128,181      119,965
                                                   ----------	---------
Other comprehensive loss, net of tax
  Unrealized loss on securities                       (16,636)     (47,062)
  Reclassification adjustment for gain included
    in net income                                      (3,158)           -
                                                   ----------    ---------
Other comprehensive loss, net of tax                  (19,794)     (47,062)
                                                   ----------    ---------
Comprehensive income                                 $108,387     $ 72,903
                                                   ==========    =========






                               Page 5                            FORM 10-Q

                                                       Nine Months Ended
                                                          September 30,
                                                       2001         2000
                                                   ----------   ----------

Average shares of basic common stock outstanding       99,287       97,944
Basic and diluted earnings per common share on
  average shares outstanding                       $     1.29   $     1.22
                                                   ==========   ==========

CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,069,486   $1,001,029
Add  - net income                                     128,619      122,953
     - gain (loss) on treasury stock                      801         (959)
                                                   ----------   ----------
                                                    1,198,906    1,123,023
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                          96        2,646
  Preference stock                                        342          342
  Common stock - $.705 per share in 2001;
                 $.675 per share in 2000               69,918       65,960
                                                   ----------   ----------
                                                       70,356       68,948
                                                   ----------   ----------
Balance at September 30                            $1,128,550   $1,054,075
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
























                                 Page 6                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                             September 30      December 31
                                                  2001            2000
                                             ------------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 5,358,174      $ 5,202,833
  Utility plant acquisition adjustments, net       72,881           75,294
  Non-utility property, net of accumulated
    depreciation                                   47,236           37,831
  Excess of cost of investments in
    subsidiaries over book equity at
    acquisition, net                               59,142           55,590
                                              -----------      -----------
Total property, plant and equipment             5,537,433        5,371,548
                                              -----------      -----------

Current assets
  Cash and cash equivalents                        43,357           28,571
  Customer accounts receivable                    134,232          103,975
  Allowance for uncollectible accounts             (3,316)          (2,575)
  Unbilled revenues                                94,168           83,878
  Miscellaneous receivables                        12,911           15,117
  Materials and supplies                           23,154           20,683
  Deferred vacation pay                            12,818           10,923
  Restricted funds                                    224              224
  Other                               	    		 17,820   	   16,900
                 						 -----------      -----------
Total current assets                              335,368          277,696
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     216,376          216,652
  Other investments                                39,196           73,997
  Debt and preferred stock expense                 46,571           47,630
  Deferred pension expense                         28,755           23,479
  Deferred postretirement benefit expense           9,521           10,129
  Deferred business services project costs         32,559            4,796
  Deferred tank painting costs                     16,005           16,829
  Restricted funds                                  8,590            8,343
  Other                                            88,301           83,699
                                              -----------      -----------
Total regulatory and other long-term assets       485,874          485,554
                                              -----------      -----------
TOTAL ASSETS                                  $ 6,358,675      $ 6,134,798
                                              ===========      ===========








                                 Page 7                          FORM 10-Q

                                               September 30    December 31
                                                   2001           2000
                                               ------------    -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                  $ 1,746,520     $ 1,669,677
  Preferred stocks without mandatory
    redemption requirements                         11,673          11,673
  Preferred stocks of subsidiaries with
    mandatory redemption requirements               30,698          32,902
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                8,118           8,118
  Long-term debt
    American Water Works Company, Inc.             147,000         159,000
    Subsidiaries                                 2,234,916       2,112,165
                                               -----------     -----------
Total capitalization                             4,178,925       3,993,535
                                               -----------     -----------
Current liabilities
  Short-term debt                                  447,556         412,179
  Current portion of long-term debt                 79,661         161,395
  Accounts payable                                  46,344          52,447
  Taxes accrued, including federal income           86,402          25,960
  Interest accrued                                  49,153          42,641
  Accrued vacation pay                              13,060          11,564
  Other                                             66,758          67,865
                                               -----------     -----------
Total current liabilities                          788,934         774,051
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        224,741         216,125
  Deferred income taxes                            603,051         605,343
  Deferred investment tax credits                   38,889          40,098
  Accrued pension expense                           61,231          50,414
  Accrued postretirement benefit expense            13,394          13,930
  Other                                             37,263          37,823
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                      978,569         963,733
                                               -----------     -----------
Contributions in aid of construction               412,247         403,479
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 6,358,675     $ 6,134,798
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
                           (In thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                       2001         2000
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $128,619     $122,953
Adjustments
   Depreciation and amortization                      136,248      122,061
   Provision for deferred income taxes                 10,148       13,757
   Provision for losses on accounts receivable          7,266        6,334
   Allowance for other funds used during
     construction                                      (3,364)      (5,747)
   Gain from sale of telecommunications
      company investments                              (5,177)           -
   Gain from sale of operating system                  (4,820)           -
   Employee benefit expenses greater
     than funding                                         525        4,946
   Employee stock plan expenses                         3,745           (2)
   Deferred business services project expenses        (27,763)           -
   Deferred tank painting costs                         (2,184)      (1,591)
   Deferred rate case expense                           (2,095)      (1,322)
   Amortization of deferred charges                    12,332        8,266
   Other, net                                          (2,683)      (7,047)
   Changes in assets and liabilities, net
      Accounts receivable                             (34,576)     (29,458)
      Unbilled revenues                               (10,290)      (7,489)
      Other current assets                             (3,391)      (4,226)
      Accounts payable                                 (6,103)     (26,480)
      Taxes accrued, including federal income          60,442       21,206
      Interest accrued                                  6,512        4,679
      Other current liabilities                        (1,107)     (19,778)
                                                     --------     --------
Net cash from operating activities                    262,284      201,062
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (251,225)    (253,011)
Allowance for other funds used during
  construction                                          3,364        5,747
Acquisitions                                          (55,859)     (48,951)
Proceeds from the disposition of property,
  plant and equipment                                  19,359        2,342
Removal costs from property, plant and
  equipment retirements                                (9,633)      (4,500)
Restricted funds                                         (247)      12,540
                                                     --------     --------
Net cash used in investing activities                (294,241)    (285,833)
                                                     --------     --------











                                Page 9                         FORM 10-Q


Nine Months Ended
                                                         September 30,
                                                       2001         2000
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $148,321     $ 46,014
Proceeds from common stock                             34,736      	 25,455
Purchase of common stock for treasury                    (932)      (3,426)
Net borrowings under
  short-term debt agreements                           35,377       73,583
Advances and contributions for construction,
  net of refunds                                       22,109       21,243
Debt issuance costs                                    (1,004)      (1,782)
Repayment of long-term debt                          (119,304)     (26,796)
Redemption of preferred stocks                         (2,204)        (926)
Dividends paid                                        (70,356)     (68,948)
                                                     --------     --------
Net cash from financing activities                     46,743       64,417
                                                     --------     --------
Net increase (decrease) in cash and
  cash equivalents                                     14,786      (20,354)

Cash and cash equivalents at January 1                 28,571       43,100
                                                     --------     --------

Cash and cash equivalents at September 30             $43,357     $ 22,746
                                                     ========     ========

Common stock issued in lieu of cash in connection with the Employees' Stock
Ownership Plan, the Savings Plan for Employees and the 2000 Stock Award and
Incentive Plan totaled $1,488 in 2000.

Common stock placed into treasury in connection with the Employees Stock
Ownership Plan, the Savings Plan for Employees, and 2000 Stock Award and
Incentive Plan totaled $1,774 in 2001 and $4,871 in 2000.

The accompanying information and notes are an integral part of these financial statements.
















                                Page 10                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                 September 30  December 31
                                                      2001         2000
                                                  ----------   ----------

Preferred stocks without mandatory redemption requirements
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding              $    2,544    $    2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding                                    9,129         9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares
     (one-tenth of a vote per share)-
        no outstanding shares                             --            --
                                                  ----------   -----------
                                                  $   11,673    $   11,673
                                                  ==========    ==========

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 100,006,273 shares in 2001;
                98,819,845 shares in 2000         $  125,008    $  123,525
Paid-in capital                                      489,257       454,568
Retained earnings                                  1,128,550     1,069,486
Accumulated other comprehensive income                 5,509        25,303
Unearned compensation                                   (778)         (359)
Treasury stock at cost - 34,731 shares in
 2001; 129,216 shares in 2000                    	    (1,026)	   (2,846)
                                                   ----------   ----------

                                                  $1,746,520    $1,669,677
                                                  ==========    ==========

At September 30, 2001, common shares reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 1,641,852 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan and 532,381 shares for the Savings Plan for Employees. Up to 4,254,367 shares of common stock may be issued under the 2000 Stock Award and Incentive Plan, of which approximately 3,300,000 shares were available to be granted at September 30, 2001.














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

NOTE 2 -- RWE/AG Acquisition of American Water Works
On September 17, 2001 the Company announced that it had entered into a definitive agreement under which an indirect wholly owned subsidiary of RWE Aktiengesellschaft (RWE/AG) will merge with and into the Company, with each outstanding share of the Company's common stock converted in the merger into the right to receive $46.00 per share in cash. RWE/AG is a global multi-utility company that does business, through its subsidiaries and affiliates, in over 120 countries. Its core businesses are electricity, gas, water, and wastewater management services.

RWE/AG's all-cash proposal represents a 37.2% premium over the average closing price per share of the Company's shares over the 30 trading days prior to September 10, 2001, and a 29.5% premium over the highest closing share price the Company's stock ever obtained prior to the public announcement of the agreement. The proposed transaction has a total value of $7.6 billion, including the assumption of approximately $3.0 billion in debt the Company had outstanding as of June 30, 2001.

Upon completion of the transaction, the Company will join with Thames Water, RWE/AG's London-based international water services business. The American Water brand will continue, and its management team headquartered in Voorhees, New Jersey is expected to lead the RWE/AG-Thames water business in North, Central and South America.

The transaction is expected to take at least a year to complete, following approval by the Company's shareholders and appropriate state regulatory agencies. The Company has identified fourteen states that it believes are required to approve the transaction. Those states are Arizona, California, Connecticut, Illinois, Kentucky, Maryland, New Hampshire, New Jersey, New Mexico, New York, Ohio, Pennsylvania, Virginia, and West Virginia. Approval in Connecticut and New Hampshire will likely not be required when the sale of those properties to Kelda Group (See Note 3) is completed. In five states only advisory letter filings are required. Those states are Hawaii, Iowa, Missouri, Tennessee, and Texas. The Company does not believe filings will be necessary in Georgia, Indiana, Massachusetts, and Michigan.

NOTE 3 -Sales of Operating Systems
TOWN OF SALISBURY MASSACHUSETTS
On September 28, 2001 the Company completed the sale of its Salisbury Water Supply Company's operating system to the Town of Salisbury, Massachusetts for $11.5 million in cash plus outstanding accounts receivable. The Salisbury system serves 3,000 customers and had revenues of $1.9 million in 2000.





                                 Page 12                       FORM 10-Q

KELDA GROUP ACQUISITION OF NEW ENGLAND OPERATIONS
Kelda Group Plc and the Company jointly announced on August 30, 2001 that they had reached an agreement whereby Kelda Group would acquire the Company's New England operations. The transaction price is approximately $118 million in cash plus the assumption of $115 million in debt.

The utility operations being acquired by Kelda Group serve a total of 64,000 customers and had revenues of $47.3 million in 2000. Massachusetts Capital Resources Company, a finance subsidiary of the Company, which owns and leases certain assets to Massachusetts-American, will also be acquired as part of the transaction.

The Public Utility Commissions in Connecticut, New York, and New Hampshire must approve the Kelda Group transaction, which is expected to be consummated by the end of the first half of 2002. The transaction is also subject to review by the Federal Trade Commission.

Note 4 -- Pending Acquisition
WATER AND WASTEWATER ASSETS OF CITIZENS COMMUNICATIONS
On October 15, 1999, the Company entered into an agreement to acquire all of the water and wastewater utility assets of Citizens Communications Company (formerly Citizens Utilities Company) (NYSE:CZN) for $835 million in cash and debt. Citizens provides water and wastewater service to 305,000 customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania. For the latest fiscal year ended December 31, 2000, the operations being acquired had revenues of approximately $110 million.

The Company now has approval from state regulatory agencies in all six states covered by the purchase agreement. The California Public Utility Commission approved the Company's acquisition of Citizens' water and wastewater assets in that state on September 30, 2001, but the Company is awaiting a possible rehearing before that commission and a possible appellate proceeding before closing the acquisition.

Note 5-- Acquisition
AZURIX NORTH AMERICA AND AZURIX INDUSTRIALS
On August 6, 2001 the Company entered into an agreement to acquire Azurix North America Corp. and Azurix Industrials Corp. for approximately $150 million in cash and debt. Azurix North America and Azurix Industrials are wholly-owned subsidiaries of Azurix Corp. and provide a range of water and wastewater services, including operations and maintenance, engineering, carbon regeneration, underground infrastructure rehabilitation and residuals management.

Azurix North America and Azurix Industrials, which had revenues totaling approximately $157 million in 2000, have approximately 1,050 employees and operate facilities serving an end-user population of approximately 2 million people across North America.

This acquisition, which was completed on November 7, 2001, strengthens the Company's position as a premier provider of water resource management services in the United States and Canada.






                                 Page 13                      FORM 10-Q

Note 6-- Security Issues
In the aftermath of the tragic events of September 11, 2001, all aspects of how the Company secures its facilities in order to protect the safety of its customers and associates are being reviewed and additional security measures are being implemented. It is anticipated that these additional measures will result in a significant increase in spending on security.

The regulated utility subsidiaries are seeking recognition of these increased security costs in the rates charged for utility service. At this time the Company plans to defer these additional costs because it believes that it is probable that they will be recovered in rates, and therefore expects no significant impact on the Company's financial position or results of operations.

NOTE 7 -- New Accounting Standards
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended. The statement establishes accounting and reporting standards for derivative instruments and hedging activities.
 SFAS 133 was issued by the Financial Accounting Standards Board in June of 1998 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

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

In June of 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

Also in June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset.





                                 Page 14                      FORM 10-Q

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

In August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) that replaces Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the effect that adoption of the provisions of SFAS 144 will have on its results of operations and financial position.

Note 8 - Subsequent Event
On November 6, 2001 the Company and its financing subsidiary, American Water Capital Corp., executed a Note Purchase Agreement for up to $1.2 billion in senior unsecured notes at an interest rate of 4.92%. The notes will be purchased at par by RWE/AG and mature on November 6, 2006. The Company and its subsidiaries are using proceeds from the sale of the notes to acquire the common stock of Azurix North America and Azurix Industrials, to fund the acquisition of the water and wastewater assets of Citizens Communication Company and to reduce outstanding short-term debt.
 Closing will occur in two or more tranches, the first of which took place on November 6, 2001 in the amount of $298.5 million.




























                                 Page 15                    FORM 10-Q

                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
----------------------------------------------------------------------

Results of Operations
---------------------
Operating revenues for the third quarter and the first nine months of 2001 were higher than for the same periods of 2000 by 8% and 6%, respectively.
 Increased revenues were the result of water sales to 40,000 new customers, authorized increases in rates charged for service and modest weather pattern improvements.

Water sales volume during the third quarter of 2001 increased 3% to 102.0 billion gallons from 99.5 billion gallons in the third quarter of 2000. The 260.7 billion gallons of sales volume for the first nine months of 2001 was 1% greater than the 258.0 billion gallons sold in the same period of 2000.

During 2001, ten utility subsidiaries have received rate decisions, which are expected to provide approximately $23.5 million in additional annual revenues. Four subsidiaries have rate increase applications on file before regulatory agencies, which, if granted in full, would provide approximately $55.4 million in additional annual revenues. The largest portion of this total is from two separate requests filed by Pennsylvania-American and Indiana-American at $39 million and $13 million, respectively. Decisions in the Pennsylvania and Indiana cases are expected in the first and third quarters of 2002, respectively.

Operating expenses in the third quarter and the first nine months of 2001 were 8% and 6% higher compared to the same periods in 2000. Operation and maintenance expenses increased by 8% and 6% in the third quarter and the first nine months when compared to the same periods in 2000 primarily because of increased production costs such as power, purchased water and chemicals. A portion of the expense increase was associated with customer growth. The increases in depreciation expense for the quarter and first nine months were related to the Company's ongoing program of utility plant construction.

Interest expense decreased by 2% in the third quarter and increased 1% in the first nine months of 2001 compared to the same periods in 2000, reflecting declining interest rates in 2001. The total allowance for funds used (equity and borrowed) during construction ("AFUDC") recorded in the third quarter of 2001 was $2.1 million, compared to $2.2 million in the third quarter of 2000. AFUDC for the first nine months of 2001 was $6.4 million compared to $10.0 million for the same period in 2000. The utility subsidiaries record AFUDC to the extent permitted by the regulatory authorities. During the third quarter and first nine months of 2001 the Company sold a portion of its telecommunication company investments and realized pre-tax gains of $1.8 million and $5.2 million in other income.

Income taxes increased in the third quarter and first nine months of 2001 when compared to the comparable periods in 2000, as a result of increased earnings in 2001.









                                 Page 16                      FORM 10-Q

Net income to common stock was $55.6 million for the third quarter of 2001 compared with $49.7 million for the same period in 2000. Net income to common stock for the first nine months of 2001 was $128.2 million compared with $120.0 million for the first nine months of 2000.

Other comprehensive loss was $13.3 million and $19.8 million in the third quarter and first nine months of 2001, respectively, compared to other comprehensive loss of $23.9 million and $47.1 million in the same periods in 2000. The Company's other comprehensive loss represents the unrealized loss on passive investments in publicly traded securities.

Earnings per share of common stock in 2001 were $.63 for the quarter and $1.36 for the nine months ended September 30, 2001 prior to one-time transactions. Earnings per share in 2000 were $.51 for the third quarter and $1.22 for the nine months year-to-date. In 2001 a $.10 per share charge resulted from expenses incurred for the RWE/AG transaction and a $.03 per share net gain was recorded for the sale of the operating system in Salisbury Massachusetts. After these one-time transactions, per share earnings in 2001 were $.56 for the third quarter and $1.29 for the year-to-date.

Capital Resources and Liquidity
-------------------------------
During the first nine months of 2001, 1,154,244 shares of common stock were issued in connection with the Dividend Reinvestment and Stock Purchase Plan, and 32,184 shares were issued for non-qualified stock options that were exercised. Also, 163,892 non-qualified stock options were granted in connection with the 2000 Stock Award and Inventive Plan during the first nine months of 2001.

The Company issued 153,648 shares of common stock out of treasury during the first nine months of 2001 in connection with the Employees' Stock Ownership Plan, the Savings Plan for Employees and the 2000 Stock Award and Incentive Plan.

On March 29, 2001 the Company's financing subsidiary, American Water Capital Corp. (AWCC) closed on its inaugural long-term debt financing of $140 million. The securities issued are senior unsecured notes carrying an interest rate of 6.87% maturing on March 29, 2011. The Company loaned the proceeds of that financing to nine utility subsidiaries to repay short-term debt. In the first nine months of 2001, the Company invested $7.2 million in the common stock of two subsidiaries.

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









                                 Page 17                      FORM 10-Q

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

In June of 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 142 that are effective January 1, 2002 will have on its results of operations and financial position.

Also in June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effect that adoption of the provisions of SFAS 143 will have on its results of operations and financial position.

In August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) that replaces Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur.
SFAS 144 is effective for fiscal years beginning after December 15, 2001.
 The Company is currently evaluating the effect that adoption of the provisions of SFAS 144 will have on its results of operations and financial position.







                                 Page 18                      FORM 10-Q

Subsequent Event
----------------
On November 6, 2001 the Company and its financing subsidiary, American Water Capital Corp., executed a Note Purchase Agreement for up to $1.2 billion in senior unsecured notes at an interest rate of 4.92%. The notes will be purchased at par by RWE/AG and mature on November 6, 2006. The Company and its subsidiaries are using proceeds from the sale of the notes to acquire the common stock of Azurix North America and Azurix Industrials, to fund the acquisition of the water and wastewater assets of Citizens Communication Company and to reduce outstanding short-term debt. Closing will occur by the issuance of two or more tranches, the first of which took place on November 6, 2001 in the amount of $298.5 million.

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

                   (a) Note Purchase Agreement for up to $1.2
                       billion 4.92% senior notes due November 6, 2006

B.  Reports on Form 8-K
    -------------------

A current report on Form 8-K was filed on August 7, 2001 by the Company regarding the agreement to acquire Azurix North America Corp. and Azurix Industrials Corp.

A current report on Form 8-K was filed on August 30, 2001 by the Company regarding the agreement to sell the Company's New England Operations to the Kelda Group Plc.

A current report on Form 8-K was filed on September 17, 2001 by the Company regarding the RWE/AG merger agreement.

A current report on Form 8-K was filed on October 30, 2001 by the Company regarding the release of the Company's third quarter earnings.

A current report on Form 8-K was filed on November 7, 2001 by the Company regarding the note purchase agreement with RWE/AG.

A current report on Form 8-K was filed on November 8, 2001 by the Company regarding completion of the acquisition of Azurix North America Corp. and Azurix Industrials Corp.





















                               Page 20                         FORM 10-Q




                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN WATER WORKS COMPANY, INC.
                                       (Registrant)


Date November 14, 2001        \s\Ellen C. Wolf
----------------------        -----------------------------------------
                              Vice President and Chief Financial Officer
                              (Authorized Officer)





Date November 14, 2001        \s\Robert D. Sievers
----------------------        ---------------------------------------
                              Comptroller
                              (Chief Accounting Officer)