Form 10-K405
period 2001-12-31
AMERICAN WATER WORKS CO INC
filed 2002-03-28
CIK 318819

CONFORMED COPY
EXHIBIT INDEX ON PAGES 11-15

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File Number 1-3437-2

AMERICAN WATER WORKS COMPANY, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	51-0063696
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1025 Laurel Oak Road, Voorhees, New Jersey	08043
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code 856-346-8200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1.25 par value per share	New York Stock Exchange

Cumulative Preferred Stock, 5% Series, $25 par value per share	New York Stock Exchange

5% Cumulative Preference Stock, $25 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    ☒    NO    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 4, 2002 was $2,920,936,397.

As of March 4, 2002, there were a total of 100,032,808 shares of Common Stock, $1.25 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained and incorporated by reference herein contains forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Certain factors could cause actual results to differ materially from those in the forward-looking statements. Those factors include, but are not limited to, the unpredictability of weather, rate regulations and timing of rate cases, and changes to existing and proposed environmental regulations. See “management’s Discussion and Analysis” beginning on page 6 of the Company’s Annual Report to Shareholders incorporated herein by reference.

(1)    The following pages and section in Registrant’s Annual Report to Shareholders for 2001 are incorporated by reference into Part I, Item 1 and Part II of this Form 10-K: pages 5 through 40, with the exception of the section entitled “Management’s Responsibility for Financial Reporting” on page 21; and the section entitled “Range of Market Prices” on page 41.

(2)    The following pages and section in Registrant’s definitive Proxy Statement relating to Registrant’s Annual Meeting of Shareholders on May 2, 2002 are incorporated by reference into Part III of this Form 10-K: Page 2 (beginning with the sixth full paragraph thereon) through page 5, the section entitled “Director Remuneration” on page 7, pages 8 and 9,and pages 15 through 21.

PART I

Item 1.    Business

The “Description of the Business” is set forth on page 6 of the Annual Report to Shareholders for 2001, filed as Exhibit 13 to this Report on Form 10-K; and such description is hereby specifically incorporated herein by reference thereto. The information provided in that section is supplemented by the following details:

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

The Registrant and its regulated subsidiary companies acquire water and wastewater utility systems that complement existing service territories or enhance geographic diversification. Acquisitions of utility systems by the Registrant and its regulated subsidiary companies are described in the subsection entitled “Acquisitions and Divestitures of Utility Systems” under the section entitled “Growth and Development,” located on page 7 of the Annual Report to Shareholders for 2001, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Some of the expenditures for construction by regulated subsidiaries have included facilities to comply with federal and state water quality and safety standards. The nature of some of the construction is described in the subsection entitled “Capital Spending Program” under the section entitled “Growth and Development,” located on pages 8 and 9 of the Annual Report to Shareholders for 2001, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

The Registrant and its unregulated subsidiary companies acquire businesses that complement existing unregulated water resource management services or increase the types of those services. Acquisitions of unregulated businesses by the Registrant and its unregulated subsidiaries are described in the subsection entitled “Acquisitions of Unregulated Businesses” under the section entitled “Growth and Development,” located on page 8 of the Annual Report to Shareholders for 2001, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

The number of persons employed by the Registrant and subsidiary companies totaled 6,400 at December 31, 2001.

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

Name	Age	Business Experience During Past Five Years
J. James Barr	60
President and Chief Executive Officer of the Registrant since March, 1998 and Acting President and Chief Executive Officer of the Registrant from November, 1997 to March, 1998. Vice President and Treasurer of the Registrant prior thereto.

Ellen C. Wolf	48	Vice President and Chief Financial Officer of the Registrant since May, 1999. Vice President-Treasurer of Bell Atlantic Corporation prior thereto.

W. Timothy Pohl	47	General Counsel and Secretary of the Registrant.

Joseph F. Hartnett, Jr.	50
Treasurer of the Registrant since January, 1998 and Vice President-Finance since May, 1998 and Vice President and Treasurer from September, 1992 to May, 1998 of American Water Works Service Company, Inc., the service subsidiary of the Registrant.

Robert D. Sievers	48	Comptroller of the Registrant.

The executive officers are elected at the annual organizational meeting of the Board of Directors of the Registrant which is held in May. The executive officers serve at the pleasure of the Board of Directors. Successors to officers who resign, die or are removed during the year are elected by the Board.

Item 2.    Properties

The Registrant leases its office space, equipment and furniture from one of its wholly-owned subsidiaries. The office space, equipment and furniture are located in Voorhees, New Jersey and are utilized by the Registrant’s directors, officers and staff in the conduct of the Registrant’s business.

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

The unregulated subsidiaries lease their office space and either own or lease their equipment. The Registrant considers the properties of its unregulated subsidiaries to be in good operating condition.

Item 3.    Legal Proceedings

There are no pending material legal proceedings, other than ordinary, routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.

Item 4.    Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held on January 17, 2002. The sole matter voted upon was the proposal to adopt the Agreement and Plan of Merger dated as of September 16, 2001, by and among American Water Works Company, Inc., RWE Aktiengesellschaft, Thames Water Aqua Holdings GmbH and Apollo Acquisition Company. The proposal was duly adopted by the shareholders. Voting on the proposal was as follows: FOR: 79,924,181 AGAINST: 1,541,109 ABSTAIN: 432,345.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

The information required under this item is contained in the section entitled “Range of Market Prices,” located on page 41 of the Annual Report to Shareholders for 2001, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 6.    Selected Financial Data

The information required under this item is contained in the section entitled “Consolidated Summary of Selected Financial Data,” located on page 5 of the Annual Report to Shareholders for 2001, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated by reference thereto.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required under this item is contained in the section entitled “Management’s Discussion and Analysis,” located on pages 6 through 20 of the Annual Report to Shareholders for 2001, filed as Exhibit 13 to this Report on Form 10-K; such information is hereby specifically incorporated herein by reference thereto.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item with respect to market risk is contained on page 19, filed as Exhibit 13 to this Report on Form 10-K;

such information is hereby specifically incorporated herein by reference thereto.

Item 8.    Financial Statements and Supplementary Data

The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 4, 2002, appearing on pages 21 through 40 of the 2001 Annual Report to Shareholders, filed as Exhibit 13 to this Report on Form 10-K, are hereby specifically incorporated herein by reference thereto.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required under this item with respect to the Directors of the Registrant appears in the sixth full paragraph on page 2 through page 5 of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders on May 2, 2002, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the Securities Exchange Act of 1934 (the “1934 Act”); such information is hereby specifically incorporated herein by reference thereto.

The information required under this item with respect to the Executive Officers of the Registrant is set forth in Item 1A of Part I above pursuant to paragraph (3) of General Instruction G to Form 10-K.

Item 11.    Executive Compensation

The information required under this item is contained in the section entitled “Director Remuneration” which is located on page 7, and in the sections entitled “Report of the Compensation and Management Development Committee,” “Performance Graph,” “Management Remuneration,” “Stock Option Grants in 2001 Fiscal Year,” “Aggregated Option Exercises in 2001 and 2001 Fiscal Year-End Option Values,” “Long-Term Incentive Awards – Awards in Last Fiscal Year,” “Pension Plan” and “Change in Control Agreements and Retention Bonus Program” which are located on pages 11 through 21 of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders on May 2, 2002, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto, except for the “Report of the Compensation and Management Development Committee” and “Performance Graph” which are not so incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required under this item is contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” which is located on pages 8 and 9 of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders on May 2, 2002, to be filed by the Registrant with the Commission pursuant to Section 14(a) of the 1934 Act, and is hereby specifically incorporated herein by reference thereto.

Item 13.    Certain Relationships and Related Transactions

There are no material relationships or related transactions other than those disclosed in response to Item 11 of this Part III.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a)	The following documents are filed as part of this report:

1.	Financial Statements: the Financial Statements required to be filed by Item 8 are listed in the Index to Financial Statements, which appears on Page 9 of this Report on Form 10-K.

2.	Exhibits: the Exhibits to this Report on Form 10-K are listed in the Index to Exhibits, which appears on Pages 11 through 15 of this Report on Form 10-K.

b)	Reports on Form 8-K.

1.	A report on Form 8-K was filed on October 30, 2001 by the Registrant regarding the release of the Company’s third quarter earnings.

2.	A report on Form 8-K was filed on November 7, 2001 by the Registrant regarding the note purchase agreement with RWE/AG.

3.	A report on Form 8-K was filed on November 8, 2001 by the Registrant regarding completion of the acquisition of Azurix North America Corp. and Azurix Industrials Corp.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN WATER WORKS COMPANY, INC.

By: /s/ J. JAMES BARR
J. James Barr, President and Chief Executive Officer

DATE:    March 7, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
Principal Executive Officer:

/S/ J. JAMES BARR
J. James Barr	President, Chief Executive Officer and Director	March 7, 2002

Principal Financial Officer:

/S/ ELLEN C. WOLF
Ellen C. Wolf	Vice President and Chief Financial Officer	March 7, 2002

Principal Accounting Officer:

/S/ ROBERT D. SIEVERS
Robert D. Sievers	Comptroller	March 7, 2002

SIGNATURES (Cont’d.)

Directors:

/S/ MARILYN WARE
Marilyn Ware (Chairman)	March 7, 2002

/S/ ANTHONY P. TERRACCIANO
Anthony P. Terracciano (Vice Chairman)	March 7, 2002

/S/ WILLIAM O. ALBERTINI
William O. Albertini	March 7, 2002

/S/ RHODA W. COBB
Rhoda W. Cobb	March 7, 2002

/S/ ELIZABETH H. GEMMILL
Elizabeth H. Gemmill	March 7, 2002

/S/ RAY J. GROVES
Ray J. Groves	March 7, 2002

/S/ HENRY G. HAGER
Henry G. Hager	March 7, 2002

/S/ FREDERICK S. KIRKPATRICK
Frederick S. Kirkpatrick	March 7, 2002

/S/ GERALD C. SMITH
Gerald C. Smith	March 7, 2002

/S/ NANCY WARE WAINWRIGHT
Nancy Ware Wainwright	March 7, 2002

/S/ PAUL W. WARE
Paul W. Ware	March 7, 2002

/S/ ROSS A. WEBBER
Ross A. Webber	March 7, 2002

/S/ WILLIAM S. WHITE
William S. White	March 7, 2002

/S/ HORACE WILKINS, JR.
Horace Wilkins, Jr.	March 7, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT

YEAR ENDED DECEMBER 31, 2001

AMERICAN WATER WORKS COMPANY, INC.

FINANCIAL STATEMENTS

AMERICAN WATER WORKS COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS

The following documents are filed as part of this report:

(1)    FINANCIAL STATEMENTS
Page(s) in Annual Report*

Report of Independent Accountants	21

Consolidated Balance Sheet of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2001 and 2000	22 and 23

Consolidated Statements of Income and Comprehensive Income and of Retained Earnings of American Water Works Company, Inc. and Subsidiary Companies for each of the three years in the period ended December 31, 2001	24

Consolidated Statement of Cash Flows of American Water Works Company, Inc. and Subsidiary Companies for each of the three years in the period ended December 31, 2001	25

Consolidated Statement of Capitalization of American Water Works Company, Inc. and Subsidiary Companies at December 31, 2001 and 2000	26 and 27

Consolidated Statement of Common Stockholders’ Equity of American Water Works Company, Inc. and Subsidiary Companies for each of the three years in the period ended December 31, 2001	28

Notes to Financial Statements	29 through 40

*	Incorporated by reference from the indicated pages of the 2001 Annual Report to Shareholders, which is Exhibit 13 to this Report on Form 10-K.

(2)    FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules not included in this Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (Nos. 333-54660 and 33-59059) and on Form S-8 (Nos. 333-60238, 333-52309, 33-52923 and 333-14451) of American Water Works Company, Inc. of our report dated February 4, 2002, relating to the financial statements, which appears on page 21 in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 28, 2002

AMERICAN WATER WORKS COMPANY, INC.

INDEX TO EXHIBITS

Exhibit Number	Description

3	Articles of Incorporation and By-laws

(a) Certificate of Incorporation of the Registrant, as amended and restated as of May 15, 1987, previously incorporated by reference to Exhibit 3(a) to Form 10-K report of the Registrant for 1996, is filed herewith.

(b) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, effective May 9, 1989, previously incorporated by reference to Exhibit 3(b) to Form 10-K report of the Registrant for 1996, is filed herewith.

(c) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, effective May 3, 1990, previously incorporated by reference to Exhibit 3(c) to Form 10-K report of the Registrant for 1996, is filed herewith.

(d) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant, effective May 2, 1996, previously incorporated by reference to Exhibit 3(e) to Form 10-K report of the Registrant for 1996, is filed herewith.

(e) Certificate of Amendment of the Restated Certificate of Incorporation of the Registrant effective May 6, 1999, is incorporated herein by reference to Exhibit 3(a) to Form 10-Q report of the Registrant for the period ended March 31, 1999.

(f) By-laws of the Registrant, as amended to October 14, 1999 are incorporated herein by reference to Exhibit 3 to Form 10-Q report of Registrant for the period ended September 30, 1999.

INDEX TO EXHIBITS

Exhibit Number	Description

4	Instruments Defining the Rights of Security Holders, Including Indentures

(a) Agreement of the Registrant to furnish to the Securities and Exchange Commission upon request copies of debt instruments under which there is authorized less than 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis (including the Indenture dated as of November 1, 1977 between the Registrant and The Fidelity Bank (name later changed to First Union National Bank), Trustee, the Second Supplemental Indenture dated as of February 1, 1993 between the Registrant and Fidelity Bank, National Association (name later changed to First Union National Bank), as Trustee, and the Third Supplemental Indenture dated as of July 2, 1998 between the Registrant and First Union National Bank, as Trustee) is filed herewith.

(b) Dividend Reinvestment and Stock Purchase Plan is incorporated herein by reference to Exhibit 2 to the Registrant’s Registration Statements on Form S-3, No. 33-59059. (currently suspended)

(c) Rights Agreement dated as of February 18, 1999 between the Registrant and BankBoston, N.A., as Rights Agent, is incorporated herein by reference to Exhibit 4 to the Registration Statement on Form 8-A, No. 1-3437-2, filed by the Registrant on March 1, 1999.

(d) First Amendment to the Rights Agreement, dated June 1, 2000 is incorporated herein by reference to the Amendment No. 1 to the Registration Statement on Form 8-A, No. 1-3437-2, filed by the Registrant on June 1, 2000.

(e) Second Amendment, dated as of September 16, 2001, to the Rights Agreement, dated as of February 18, 1999, as amended June 1, 2000, by and between American Water Works Company, Inc. and Fleet National Bank (formerly known as BankBoston N.A.) is incorporated herein by reference to Amendment No. 2 to the Registration Statement on Form 8-A, No. 1-3437-2, filed by the Registrant on September 17, 2001.

(f) Support Agreement between American Water Works Company, Inc. and American Water Capital Corp. made June 22, 2000 and the First Amendment thereto made July 26, 2000 is incorporated by reference to Exhibit 4B to the Registration Statement on Form S-3, No. 333-54660, filed by the Registrant and American Water Capital Corp. on January 3, 2001.

INDEX TO EXHIBITS

Exhibit Number	Description

10	Material Contracts

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

(c) Deferred Compensation Plan of the Registrant, as amended and restated effective January 1, 2001, is incorporated herein by reference to Exhibit 10(c) to Form 10-K report of the Registrant for 2000.

(d) Director Deferred Compensation Plan of the Registrant, as in effect on January 1, 2001, is incorporated herein by reference to Exhibit 10(c) to Form 10-K report of the Registrant for 2000.

(e) 2000 Stock Award and Incentive Plan of the Registrant is incorporated herein by reference as Appendix A of the definitive Proxy Statement relating to the Registrant’s Annual Meeting of Shareholders on May 4, 2000.

(f) Non-Qualified Stock Option Agreement between the Registrant and its executives and other key associates is hereby incorporated by reference to Exhibit 10(b) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000. The summary of stock option grants thereunder is incorporated herein by reference to the information appearing in the table under the caption “Stock Option Grants in 2000 Fiscal Year” on page 16 of the definitive Proxy Statement relating to The Registrant’s Annual Meeting of Shareholders on May 3, 2001.

(g) Change in Control Agreement, and summary thereof, between the Registrant and certain executives is incorporated herein by reference to Exhibit 10(c) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(h) The summary of the Retention Bonus Program between the Registrant and its executives and other key associates is filed herewith.

INDEX TO EXHIBITS

Exhibit Number	Description

10 (cont’d)
(i) Employee’s Stock Ownership Plan of the Registrant as amended and restated effective August 1, 1999 is incorporated herein by reference to Exhibit 10(d) to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2000.

(j) First Amendment to the Employee’s Stock Ownership Plan of the Registrant dated December 18, 2001 is filed herewith.

(k) Agreement and Plan of Merger, dated as of September 16, 2001, by and among American Water Works Company, Inc., RWE Aktiengesellschaft, Thames Water Aqua Holdings GmbH and Apollo Acquisition Company is incorporated herein by reference to the Registrant’s Form 8-K filed on September 17, 2001.

(l) Note Purchase Agreement for up to $1.2 billion 4.92% senior notes due November 6, 2006 is incorporated herein by reference to the Registrant’s Form 8-K filed on November 14, 2001.

(m) Exchange and Registration Rights Agreement dated November 6, 2001 is filed herewith.

(n) 364-Day Credit Agreement, dated as of June 27, 2000, among American Water Capital Corp., as Borrower, American Water Works Company, Inc., as Parent, the Lenders Identified Herein, as Lenders, First Union National Bank, as Administrative Agent, PNC Bank, National Association, as Syndication Agent, and Mellon Bank, N.A., as Documentation Agent, First Union Securities, Inc., as Sole Lead Arranger and Book Manager, is incorporated herein by reference to Exhibit 10(e) to Amendment No. 1 to Form 10-Q/A report of the Registrant for the period ended June 30, 2000.

(o) First Amendment, dated June 26, 2001, to the 364-Day Credit Agreement, dated as of June 27, 2000, among American Water Capital Corp., as Borrower, American Water Works Company, Inc., as Parent, the Lenders Identified Herein, as Lenders, First Union National Bank, as Administrative Agent for the Lenders is filed herewith.

(p) Asset Purchase Agreement among Citizens Utilities Company and Certain of its Affiliates and American Water Works Company, Inc. and Arizona-American Water Company, dated as of October 15, 1999, is incorporated herein by reference to Exhibit 10(q) to the Registrant’s Annual Report of Form 10-K for the period ended December 31, 1999.

(q) Asset Purchase Agreement among Citizens Utilities Company and Certain of its Affiliates and American Water Works Company, Inc. and California-American Water Company, dated as of October 15, 1999, is incorporated herein by reference to Exhibit 10(r) to the Registrant’s Annual Report of Form 10-K for the period ended December 31, 1999.

INDEX TO EXHIBITS

Exhibit Number	Description

10 (cont’d)
(r) Asset Purchase Agreement among Citizens Utilities Company and Certain of its Affiliates and American Water Works Company, Inc. and Illinois-American Water Company, dated as of October 15, 1999, is incorporated herein by reference to Exhibit 10(s) to the Registrant’s Annual Report of Form 10-K for the period ended December 31, 1999.

(s) Asset Purchase Agreement among Citizens Utilities Company and Certain of its Affiliates and American Water Works Company, Inc. and Indiana-American Water Company, Inc., dated as of October 15, 1999, is incorporated herein by reference to Exhibit 10(t) to the Registrant’s Annual Report of Form 10-K for the period ended December 31, 1999.

(t) Asset Purchase Agreement among Citizens Utilities Company and Certain of its Affiliates and American Water Works Company, Inc. and Ohio-American Water Company, dated as of October 15, 1999, is incorporated herein by reference to Exhibit 10(u) to the Registrant’s Annual Report of Form 10-K for the period ended December 31, 1999.

(u) Asset Purchase Agreement among Citizens Utilities Company and Certain of its Affiliates and American Water Works Company, Inc. and Pennsylvania-American Water Company, dated as of October 15, 1999, is incorporated herein by reference to Exhibit 10(v) to the Registrant’s Annual Report of Form 10-K for the period ended December 31, 1999.

13	Annual Report to Security Holders

The Registrant’s Annual Report to Shareholders for 2001 is filed as exhibit hereto solely to the extent portions thereof are specifically incorporated herein by reference.

21	Subsidiaries of the Registrant as of December 31, 2001.

23	Consents of Experts and Counsel

See “Consent of Independent Accountants” on page 10 of this Report on Form 10-K.