Form 10-Q
period 2002-03-31
AMERICAN WATER WORKS CO INC
filed 2002-05-15
CIK 318819

CONFORMED COPY


                               	Page 1 of 22

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 2002
                              --------------------------------------
                                         OR

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
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No
                                              ------    -----
At May 1, 2002, the number of shares of common stock, $1.25 par value, outstanding was 100,032,346 shares.

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

                                                       Three Months Ended
                                                           March 31,
                                                       2002         2001
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $384,740     $316,427
                                                     -------- 	 --------
Operating expenses
  Operation and maintenance                           209,252      150,823
  Depreciation and amortization                        55,027       44,360
  General taxes                                        34,758       33,311
                                                     --------     --------
Total operating expenses                              299,037      228,494
                                                     --------     --------
Operating income                                       85,703       87,933
                                                     --------     --------
Other income (deductions)
  Interest                                            (57,412)     (48,597)
  Allowance for other funds used during
    construction                                        1,620        1,081
  Allowance for borrowed funds used
    during construction                                 1,026          979
  Amortization of debt expense                           (673)        (678)
  Preferred dividends of subsidiaries                    (713)        (783)
  Merger expenses                                        (947)           -
  Other, net                                             (934)        (671)
                                                     --------     --------
Total other income (deductions)                       (58,033)     (48,669)
                                                     --------     --------
Income before income taxes                             27,670       39,264
Provision for income taxes                             12,457       15,803
                                                     --------     --------
Income before cumulative effect of change in
  accounting principle                                 15,213       23,461
Cumulative effect of change in accounting principle     2,679            -
                                                     --------     --------
Net income                                             17,892       23,461
Dividends on preferred stocks                             146          146
                                                     --------     --------
Net income to common stock                             17,746       23,315
                                                     --------	 --------


                               Page 3                            FORM 10-Q

                                                       Three Months Ended
                                                           March 31,
                                                       2002         2001
                                                   ----------   ----------
Other comprehensive loss, net of tax
  Unrealized loss on securities                        (2,926)      (1,994)
  Foreign currency translation adjustment                 708            -
                                                   ----------   ----------
Comprehensive income                               $   15,528   $   21,321
                                                   ==========   ==========



Average shares of basic common stock outstanding      100,027       98,873

Earnings per average common share outstanding

  Income before cumulative effect of change
    in accounting principle                        $     0.15   $     0.24
  Cumulative effect of change in accounting
    principle                                      $     0.03            -
                                                   ----------     --------
  Basic                                            $     0.18   $     0.24
                                                   ==========   ==========
  Income before cumulative effect of change
    in accounting principle                        $     0.15   $     0.24
  Cumulative effect of change in accounting
    principle                                      $     0.03            -
                                                   ----------    ---------
  Diluted                                          $     0.18   $     0.24
                                                   ==========   ==========
CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,137,772   $1,069,486

Add  - net income                                      17,892       23,461
Preferred stock redemption premium                        (25)           -
Gain on treasury stock                                      -          338
                                                   ----------   ----------
                                                    1,155,639    1,093,285
                                                   ----------    ---------
Deduct - dividends paid
  Preferred stock                                          32           32
  Preference stock                                        114          114
  Common stock - $.245 per share in 2002;
                 $.235 per share in 2001               24,505       23,212
                                                   ----------   ----------
                                                       24,651       23,358
                                                   ----------   ----------
Balance at March 31                                $1,130,988   $1,069,927
                                                   ==========   ==========

The accompanying information and notes are an integral part of these financial statements.

                                 Page 4                           FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                             March 31,         December 31,
                                                2002               2001
                                             ------------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 6,152,285      $ 5,458,909
  Utility plant acquisition adjustments, net      215,338           68,916
  Non-utility property, net of accumulated
    depreciation                                   95,874           94,149
                                              -----------      -----------
Total property, plant and equipment             6,463,497        5,621,974
                                              -----------      -----------
Current assets
  Cash and cash equivalents                        15,511           19,691
  Customer accounts receivable                    164,048          153,142
  Allowance for uncollectible accounts             (8,412)          (7,660)
  Unbilled revenues                                90,966           86,065
  Miscellaneous receivables                        20,335           16,483
  Materials and supplies                           32,861           32,281
  Deferred vacation pay                            13,935           11,422
  Restricted funds                                    224              224
  Other                               	    		 19,216   	   18,940
                 						 -----------      -----------
Total current assets                              348,684          330,588
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     219,293          217,330
  Other investments                                37,881           39,956
  Debt and preferred stock expense                 48,183           45,882
  Deferred pension expense                         33,724           30,712
  Deferred postretirement benefit expense           9,115            9,318
  Deferred security costs                          11,609            7,058
  Deferred business services project expenses      40,109           36,311
  Deferred tank painting costs                     16,225           16,585
  Restricted funds                                  9,397            8,570
  Goodwill                                        285,326          136,488
  Intangible assets                                21,778           23,400
  Other                                            98,262           82,927
                                              -----------      -----------
Total regulatory and other long-term assets       830,902          654,537
                                              -----------      -----------
TOTAL ASSETS                                  $ 7,643,083      $ 6,607,099
                                              ===========      ===========





                                 Page 5                          FORM 10-Q

                                               March 31,       December 31,
                                                 2002             2001
                                               ------------    -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                  $ 1,748,674     $ 1,758,018
  Preferred stocks without mandatory
    redemption requirements                              -          11,673
  Preferred stocks of subsidiaries with
    mandatory redemption requirements               30,099          30,474
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                7,268           7,268
  Long-term debt
    American Water Works Company, Inc.             297,000         297,000
    Subsidiaries                                 3,221,601       2,253,019
                                               -----------     -----------
Total capitalization                             5,304,642       4,357,452
                                               -----------     -----------
Current liabilities
  Short-term debt                                  416,596         414,083
  Current portion of long-term debt                170,314         166,087
  Accounts payable                                  45,657          67,996
  Taxes accrued, including federal income           42,890          21,756
  Interest accrued                                  59,466          43,015
  Accrued vacation pay                              14,086          11,577
  Other                                            119,065         100,220
                                               -----------     -----------
Total current liabilities                          868,074         824,734
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        262,141         230,801
  Deferred income taxes                            627,077         624,449
  Deferred investment tax credits                   38,272          38,633
  Accrued pension expense                           68,636          62,355
  Accrued postretirement benefit expense            19,168          13,808
  Other                                             40,329          41,007
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                    1,055,623       1,011,053
                                               -----------     -----------
Contributions in aid of construction               414,744         413,860
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 7,643,083     $ 6,607,099
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
                           (In thousands)

                                                       Three Months Ended
                                                           March 31,
                                                       2002         2001
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 17,892     $23,461
Adjustments
   Depreciation and amortization                       55,027      44,360
   Cumulative effect of change in accounting principle (2,679)          -
   Provision for deferred income taxes                  4,288       3,165
   Provision for losses on accounts receivable          2,840       1,943
   Allowance for other funds used during
     construction                                      (1,620)     (1,081)
   Employee benefit expenses greater
     than funding                                       7,441       3,876
   Employee stock plan expenses                           813       1,212
   Deferred regulatory costs                           (9,247)     (9,969)
   Amortization of deferred charges                     4,431       3,684
   Other, net                                         (11,890)     (8,735)
   Changes in assets and liabilities, net
of effects from acquisitions
      Accounts receivable                              (2,995)     16,081
      Unbilled revenues                                  (154)      2,370
      Other current assets                                (61)       (350)
      Accounts payable                                (24,077)    (18,164)
      Taxes accrued, including federal income          19,870      23,808
      Interest accrued                                 16,442       5,143
      Other current liabilities                        16,935      (4,486)
                                                     --------     --------
Net cash from operating activities                     93,256      86,318
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                             (65,242)    (62,523)
Allowance for other funds used during
  construction                                          1,620       1,081
Acquisitions                                         (883,064)    (48,575)
Proceeds from the sale of assets                          197         410
Removal costs from property, plant and
  equipment retirements                                (1,394)     (1,880)
Restricted funds                                         (827)       (247)
                                                     --------     --------
Net cash used in investing activities                (948,710)    (111,734)
                                                     --------     --------








                                Page 7                         FORM 10-Q


Three Months Ended
                                                           March 31,
                                                       2002         2001
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                         $926,097     $143,788
Proceeds from common stock                                691      	  9,269
Purchase of common stock for treasury                     (36)         (63)
Net borrowings (repayments) under
  short-term debt agreements                            2,513      (60,138)
Advances and contributions for construction,
  net of refunds                                        5,490        6,506
Debt issuance costs                                    (3,021)        (780)
Repayment of long-term debt                           (43,736)     (57,828)
Redemption of preferred stocks                        (12,073)        (319)
Dividends paid                                        (24,651)     (23,358)
                                                     --------     --------
Net cash from financing activities                    851,274       17,077
                                                     --------     --------
Net decrease in cash and
  cash equivalents                                     (4,180)      (8,339)

Cash and cash equivalents at January 1                 19,691       28,571
                                                     --------     --------

Cash and cash equivalents at March 31                 $15,511      $20,232
                                                     ========     ========

Common stock placed into treasury in connection with the Employees Stock
Ownership Plan, the Savings Plan for Employees, and 2000 Stock Award and
Incentive Plan totaled $983 in 2002 and $890 in 2001.

The accompanying information and notes are an integral part of these financial statements.



















                                Page 8                          FORM 10-Q

       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                  March 31,    December 31,
                                                     2002          2001
                                                  ---------    ------------
Preferred stocks without mandatory redemption requirements
  (All shares redeemed March 1, 2002)
  Cumulative preferred stock - $25 par value
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding in 2001      $      --    $      2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding in 2001                              --           9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares
     (one-tenth of a vote per share)-
        no outstanding shares                            --              --
                                                  ---------    ------------
                                                  $      --    $     11,673
                                                  =========    ============

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 100,048,457 shares in 2002;
               100,016,273 shares in 2001         $ 125,060    $   125,020
Paid-in capital                                     489,568        489,868
Retained earnings                                 1,130,988      1,137,772
Accumulated other comprehensive income                3,740          5,958
Unearned compensation                                     --            (539)
Treasury stock at cost - 16,111 shares in
 2002; 1,891 shares in 2001                    	     (682)	        (61)
                                                 ----------    ------------

                                                 $1,748,674    $ 1,758,018
                                                 ==========    ============

At March 31, 2002, common shares reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 1,641,852 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan and 532,381 shares for the Savings Plan for Employees. Up to 4,234,367 shares of common stock may be issued under the 2000 Stock Award and Incentive Plan, of which approximately 3,300,000 shares were available to be granted at March 31, 2002.










                                Page 9                        FORM 10-Q

AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
     -----------------------------------------------------------
     Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management the information reported reflects all adjustments, consisting of both normal recurring as well as any non-recurring adjustments, which were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation.

NOTE 2 -- Merger Agreement with RWE
On September 16, 2001 the Company entered into a merger agreement with RWE Aktiengesellschaft and Thames Water Aqua Holdings GmbH, which is RWE's holding company for its global water business, to merge with a subsidiary of RWE and become a wholly owned indirect subsidiary of RWE. Under the terms of the merger agreement RWE will purchase all the outstanding shares of American Water Works Company common stock at a price of $46.00 per share in cash.

RWE is a global multi-utility company that does business through its subsidiaries and affiliates in over 120 countries. Its core businesses are electricity, gas, water, and waste and recycling. Upon completion of the transaction, American Water will be combined with the U.S. operations of Thames Water Plc, RWE's London-based international water services business. American Water will manage the joint operations in North, Central and South America.

The transaction was approved at a special meeting of the stockholders of American Water Works Company on January 17, 2002. Before the transaction can be completed, state and federal regulatory approvals are required. As of the end of January 2002, all of the applications for approval were filed where required by state regulatory authorities. The states where applications for approval have been filed are Arizona, California, Hawaii, Illinois, Kentucky, Maryland, New Jersey, New Mexico, New York, Pennsylvania, Tennessee, Virginia and West Virginia. The states of Georgia and Michigan do not regulate the Company's utility operations, and the states of Indiana, Iowa, Missouri, Ohio and Texas have determined they have no statutory jurisdiction over the RWE transaction. Regulatory approval has not been requested in Connecticut, Massachusetts and New Hampshire since these operations have been sold. As of April 1, 2002 the Company is still awaiting approval in ten states. Those states are Arizona, California, Illinois, Kentucky, Maryland, New Jersey, New Mexico, New York, Pennsylvania and West Virginia. The Company anticipates making a Hart-Scott-Rodino filing with the Federal Trade Commission in the second quarter of 2002. As a result of the time required to complete the approval process by the various regulatory agencies, the Company does not anticipate completion of the merger until the first half of 2003. One condition of the agreement requires the Company to redeem its publicly traded preferred stock prior to closing. That redemption was completed on March 1, 2002.



                                 Page 10                       FORM 10-Q

During the first three months of 2002 the Company recorded a charge of $0.9 million, reflecting costs incurred in connection with the merger.
The merger related costs have been reported on a separate line in the consolidated statement of income and comprehensive income. No tax benefit was recognized for these legal fees because it is not probable that these costs will be deductible for tax purposes.

On November 6, 2001 the Company and its financing subsidiary, American Water Capital Corp., executed a Note Purchase Agreement with RWE for $1.2 billion in senior unsecured notes at an interest rate of 4.92%. The notes were purchased at par by RWE and mature on November 6, 2002.

The Company and its subsidiaries used the proceeds from the sale of the notes to acquire the common stock of Azurix North America and Azurix Industrials, to fund the acquisition of the water and wastewater assets of Citizens Communications Company and to reduce outstanding short-term debt. Closing occurred in two tranches with one on November 6, 2001 in the amount of $298.5 million and another on January 14, 2002 in the amount of $900 million.

NOTE 3 -- Acquisition of Water and Wastewater Assets of Citizens Communications Company
On January 15, 2002 the Company and its subsidiaries completed their acquisition of all of the water and wastewater assets of Citizens Communications Company (NYSE:CZN) for $859 million in cash and $120 million of assumed liabilities. The purchase price is subject to adjustment upon the completion of an audited closing statement of net assets. The acquired operations provide water and wastewater service to approximately 284,000 regulated customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania. Citizens also had developed a water supply project in Illinois with the possibility of additional wholesale customers along the pipeline.

The Company is in the process of making the determinations as to the amounts to be assigned to intangible assets and goodwill, and thus has not finalized the allocation of the purchase price. At March 31, 2002, $137.9 million has been recorded as goodwill on a preliminary basis in connection with this transaction.

The purchase price for these assets was consistent with the multiples paid in other similar transactions. Regulatory and strategic considerations contributed to a purchase price that resulted in the recognition of goodwill. The assets reside in progressive regulatory environments where the Company currently operates and broadens the geographic diversity of the Company's total operations. The inclusion of the acquired customers in California and Arizona increases the Company's customers in the Western United States to 10% of its total customer base. With the acquisition, the Company becomes one of the principal water purveyors in the Phoenix area and strengthens its competitive position for the privatization opportunities in this rapidly growing region and the other states included in the acquisition footprint.

The unaudited pro forma results listed below were prepared as if the acquisition occurred on January 1, 2001 and include the historical results of the Company and of the acquired operations. The unaudited pro forma information is not necessarily indicative of the results of operations
                                 Page 11                      FORM 10-Q

that might have occurred had the acquisition actually taken place on the date indicated, or of future results of operations of the combined entities:

Quarter ended March 31, 						2002			2001

Revenues								    $389,564	    $340,300
Income before cumulative effect of change
  in accounting principle					 13,767	      18,826
Net income								 16,446		 18,826
Earnings per average common share outstanding

  Income before cumulative effect of change
   in accounting principle					  $.13		   $.19
  Cumulative effect of change in accounting
   principle 								  $.03		   $  -
  Basic 	   								  $.16		   $.19

  Income before cumulative effect of change
   in accounting principle					  $.13		   $.19
  Cumulative effect of change in accounting
   principle 								  $.03		   $  -
  Diluted	   								  $.16		   $.19

NOTE 4 -- Segment Information
The following table presents information about the Company's reportable segments.


Regulated
Utility
Services

Unregulated
Services

Other
Items


Consolidated





Three months ended
 March 31, 2002




Revenues from external
   customers

$338,361

    $46,379

$     -

$384,740
Intersegment revenues

      1,558
(1,558)
-
Income before
  cumulative   effect
  of change in
  accounting principle



25,350



     (2,060)



(8,077)



15,213
Net income
28,029
     (2,060)
(8,077)
17,892
Total assets
7,346,079
    318,454
(21,450)
7,643,083





Three months ended
March 31, 2001




Revenues from external
   customers

$306,142

    $10,285

$     -

$316,427
Intersegment revenues

      1,350
(1,350)
-
Income before
  cumulative   effect
  of change in
   accounting principle



30,220



       (741)



(6,018)



23,461
Net income
30,220
       (741)
(6,018)
23,461
Total assets
6,084,757
     98,687
  6,494
6,189,938


                                 Page 12                      FORM 10-Q

The "other items" include corporate costs of American Water Works Company and intersegment eliminations.

NOTE 5 -- New Accounting Standards
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS
141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), collectively referred to as the "Standards." SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provided specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of the Standards on January 1, 2002.

The Standards require the excess of the fair values of acquired net assets over cost recorded in the statement of financial position to be recognized as the effect of a change in accounting principle as of the date SFAS 141 is initially applied in its entirety. In compliance with this transition requirement the Company recognized a $2.7 million gain on January 1, 2002.

The Company is in the process of making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company is no longer recording $1.7 million of annual tax deductible amortization relating to its existing goodwill associated with the 1999 acquisition of its joint venture partner's interest in AmericanAnglian Environmental Technologies.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company has not yet determined what effect these impairment tests will
                                 Page 13                    FORM 10-Q

have on the Company's earnings and financial position.

In June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS 143 will have on its results of operations and financial position but does not expect them to be material.

In August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) that replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. The effects of adoption of the provisions of SFAS 144 by the Company on January 1, 2002 did not have a material effect on its results of operations and financial position.

In April of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145)." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The Company does not expect that the adoption of the provisions of SFAS 145 to have a material effect on its results of operations and financial position.

NOTE 6 -- Subsequent Events
SALE OF INVESTMENT IN ITC HOLDING COMPANY
On April 2, 2002 the Company tendered approximately 2.2 million shares of the 3.5 million shares of ITC Holding Company's common stock it acquired as part of the acquisition of National Enterprises Inc. The sale, which was carried out through ITC Holding Company's repurchase program, resulted in proceeds of $26.2 million, including a $13 million after-tax gain which will be reflected in second quarter 2002 results.

DIVESTITURE OF NEW ENGLAND OPERATIONS
Kelda Group plc and the Company jointly announced on August 30, 2001 that they had reached an agreement whereby Kelda's Aquarion Company would acquire the Company's New England operations. On April 25, 2002 the Company completed the divestiture and received its initial cash payment of


                                 Page 14                    FORM 10-Q

$120.5 million subject to the terms and conditions of the agreement. The contract calls for certain true-ups with the expected after-tax gain to amount to approximately $20 million.

The utility operations acquired by Aquarion serve a total of 65,000 customers and had revenues of $51 million in 2001. A finance subsidiary of the Company, which owns and leases certain assets to its affiliated operating company in Massachusetts, was also acquired by Aquarion as part of the transaction.



                                 Page 15                    FORM 10-Q


                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
----------------------------------------------------------------------

Results of Operations
---------------------
The operating results of the Azurix and Citizens acquisitions have been included in the consolidated statements of income and comprehensive income since the completion of the acquisitions on November 7, 2001 and January 15, 2002, respectively.

Consolidated revenues of $384.7 million for the quarter were 22% higher than those recorded in the first quarter of 2001. More than half of this overall revenue growth came about as a result of the acquisition of Azurix's North American water and wastewater related operations. Another significant portion of this increase in revenues came from a 13% increase in the number of customers receiving water and wastewater services from regulated subsidiaries from the first quarter of 2001 to the first quarter of 2002. This addition of 334,000 new customers increases the customer base of the Company's regulated operations to almost three million customers.

The six state acquisition of the water and wastewater assets from Citizens accounted for 284,000 of the 334,000 new customers. Customer growth was also realized by the addition of more than 23,000 new customers in Missouri from tuck-in acquisitions around St. Louis. Smaller acquisitions and organic growth of existing distribution systems accounted for the remaining 27,000 additional customers.

Revenue from rate increases accounted for the remainder of the revenue growth. During 2002, four utility subsidiaries have received rate orders that are expected to provide $26.3 million in additional annual revenues. The most notable of these rate increases was a $24 million annual rate increase authorization in Pennsylvania that became effective in January of 2002. Two of the Company's subsidiaries have rate increase applications on file requesting additional annual revenues of $13.6 million. The $12.7 million request by the Company's Indiana subsidiary accounts for the major portion of the pending requests.

Even though revenues increased between the first quarter of 2001 and the first quarter of 2002, per customer water sales, excluding the Citizens acquisition, were five percent less quarter over quarter. This decrease is mainly a result of lower water sales to industrial customers. The decline in water sales to industrial customers that impacted financial results for the year 2001 persisted into the first quarter of 2002. Water sales of nine billion gallons for the first quarter of 2002 to this group of customers was about one billion gallons, or about 10 percent less than water sales to this same group of customers during the first quarter of 2001. These sales losses were most notable in the Midwestern and Pennsylvania operations.




                                 Page 16                      FORM 10-Q

Comparison of water sales information for the first quarter of 2002 and the first quarter of 2001 showed a slight decline in water sales in Pennsylvania and New Jersey, where state mandated water use restrictions are in place. However, if drought conditions persist along the east cost of the U.S. water use restrictions will have a noticeable impact on earnings. Water sales are typically greater during June, July and August than in any other months of the year.

Revenues from the Azurix and Citizens operations are anticipated to be greater in the later months of 2002 than they were during the first quarter of 2002. Portions of the Azurix operations, such as its residual waste removal business, complete their work during the summer months when warmer weather facilitates the operation of that business. Citizens operations have historically experienced increased water sales during the summer months, and that pattern is expected to be repeated during 2002. Of the 284,000 customers associated with the Citizens acquisition, only 37,000 of those are located in Pennsylvania where water use restrictions are currently in place.

Operation and maintenance expenses (O&M) increased 39% from those in the first quarter of 2001 primarily as the result of including the expenses of the Azurix and Citizens operations. Exclusive of those acquisitions, per customer O&M of the regulated operations increased 8%. Increased production costs, especially increased purchased water costs associated with the drought on the east coast and increased sales in California, were significant factors in this increase.

The increase in depreciation expense was primarily related to the company's ongoing program of utility plant construction.

Interest expense rose by $8.8 million, or 18%, to $57.4 million in the first quarter of 2002. This increase is attributable to approximately $1.2 billion of new debt associated with the Azurix and Citizens acquisitions.

Income taxes decreased in the first three months of 2002 when compared to the first three months in 2001 as a result of decreased earnings.

Net income to common stock was $17.7 million for the first quarter of 2002 compared with $23.3 million for the same period in 2001.

Other comprehensive loss, net of tax, was $2.2 million in the first quarter of 2002 compared to $2 million in the same period in 2001. The Company's other comprehensive income or loss represents the after-tax unrealized gain or loss on passive investments in publicly traded securities and foreign currency translation adjustments.

Comprehensive income was $15.5 million in the first quarter of 2002 compared to $21.3 million in the same period in 2001.

Earnings per share of common stock in 2002 were $.18 compared to $.24 in the same period in 2001. These 2002 results include a three-cent per share positive impact of adopting the new financial accounting standards relating to business combinations, as well as a six-cent per share negative impact associated with recent acquisition activity and expenses of one-cent per share related to the RWE transaction.
                                 Page 17                      FORM 10-Q

Capital Resources and Liquidity
-------------------------------
On January 14, 2002 the Company's financing subsidiary, American Water Capital Corp. closed on its second and final issue totaling $900 million under the Note Purchase Agreement with RWE. These 4.92% notes were primarily used to fund the acquisition of the Citizens water and wastewater assets.

Two subsidiaries issued $39.9 million in tax-exempt long-term debt during the first four months of 2002.

In the first four months of 2002, the Company invested $13.5 million in the common stock of two subsidiaries.

A condition of the merger agreement with RWE required the Company to redeem all of its issued and outstanding shares of 5% Cumulative Preference Stock and 5% Cumulative Preferred Stock prior to closing. That redemption was completed on March 1, 2002. The 365,158 shares of 5% Cumulative Preference Stock were redeemed for $25.00 per share and the 101,777 shares of 5% Cumulative Preferred Stock were redeemed for $25.25 per share, in each case without interest.

On April 2, 2002 the Company tendered approximately 2.2 million shares of the 3.5 million shares of ITC Holding Company's common stock it acquired as part of the acquisition of National Enterprises Inc. The sale, which was carried out through ITC Holding Company's repurchase program, resulted in proceeds of $26.2 million, including a $13 million after-tax gain which will be reflected in second quarter 2002 results.

New Accounting Standards
------------------------
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS
141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), collectively referred to as the "Standards." SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provided specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year

                               Page 18                         FORM 10-Q

limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of the Standards on January 1, 2002.

The Standards require the excess of the fair values of acquired net assets over cost recorded in the statement of financial position to be recognized as the effect of a change in accounting principle as of the date SFAS 141 is initially applied in its entirety. In compliance with this transition requirement the Company recognized a $2.7 million gain on January 1, 2002.

The Company is in the process of making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units. The Company is no longer recording $1.7 million of annual tax deductible amortization relating to its existing goodwill associated with the 1999 acquisition of its joint venture partner's interest in AmericanAnglian Environmental Technologies.

SFAS 142 requires that goodwill be tested annually for impairment using a two-step process. The first step is to identify a potential impairment and, in transition, this step must be measured as of the beginning of the fiscal year. However, a company has six months from the date of adoption to complete the first step. The Company expects to complete that first step of the goodwill impairment test during the second quarter of 2002. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any, and must be completed by the end of the Company's fiscal year. The Company has not yet determined what effect these impairment tests will have on the Company's earnings and financial position.

In June of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS 143 will have on its results of operations and financial position but does not expect them to be material.

In August of 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) that replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. The effects of adoption of the provisions of SFAS 144 by the Company on
                               Page 19                         FORM 10-Q

January 1, 2002 did not have a material effect on its results of operations and financial position.

In April of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145)." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The Company does not expect that the adoption of the provisions of SFAS 145 to have a material effect on its results of operations and financial position.

Forward Looking Information
---------------------------
Forward looking statements in this report, including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. These factors include, among others, the following: the success of pending applications for rate increases, inability to obtain, or to meet conditions imposed for, regulatory approval of pending acquisitions, weather conditions that tend to extremes of temperature or duration; availability, terms and development of capital; business abilities and judgment of personnel; changes in, or the failure to comply with governmental regulations, particularly those affecting the environment and water quality; competition; success of operating initiatives, advertising and promotional efforts; existence of adverse publicity or litigation; changes in business strategy or plans; quality of management; general economic and business conditions; and other factors described in filings of the Company with the SEC. The Company undertakes no obligation to publicly update or revise any forward looking statement, whether as a result of new information, future events or otherwise.





















                               Page 20                         FORM 10-Q

                      PART II - OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------

(a)   The Company held its annual meeting of shareholders on May 1, 2002.

(b) Class I Directors (with a term expiring in 2005) were elected by a vote of:

                                    For                 Withheld
                                    ---                 --------

      J. James Barr                 90,256,263           562,361
      Elizabeth H. Gemmill          90,259,959           558,665
      Nancy Ware Wainwright         90,229,487           589,137
      Paul W. Ware                  90,244,309           574,315
      William S. White              90,338,173           538,316


The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 2002 was approved by a vote of 89,055,798 for the appointment and 1,503,888 against, with 258,938 abstentions.
































                               Page 21                         FORM 10-Q

                     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------

A.  Exhibits
    --------
    None


B.  Reports on Form 8-K
    -------------------

A current report on Form 8-K was filed on January 15, 2002 by the Company regarding the completion of the acquisition of Citizens Communications' water and wastewater assets.

A current report on Form 8-K was filed on January 17, 2002 by the Company regarding the stockholders approval of the September 16, 2001 agreement and plan of merger pursuant to which the company will merge with a subsidiary of RWE/AG.

A current report on Form 8-K was filed on February 8, 2002 by the Company regarding an employee communication relating to its proposed merger with a subsidiary of RWE/AG.

A current report on Form 8-K was filed on March 28, 2002 by the Company regarding an employee communication relating to its proposed merger with a subsidiary of RWE/AG.




























                               Page 22                         FORM 10-Q



                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN WATER WORKS COMPANY, INC.
                                       (Registrant)


Date May 15, 2002             \s\ Ellen C. Wolf
----------------------        -----------------------------------------
                              Vice President and Chief Financial Officer
                              (Authorized Officer)





Date May 15, 2002             \s\ Robert D. Sievers
----------------------        ---------------------------------------
                              Comptroller
                              (Chief Accounting Officer)