Form 10-Q
period 2002-06-30
AMERICAN WATER WORKS CO INC
filed 2002-08-14
CIK 318819

CONFORMED COPY

                               	Page 1 of 32

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 2002
                              --------------------------------------
                                         OR

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

                              Not Applicable
---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                              ------    -----
At August 1, 2002, the number of shares of common stock, $1.25 par value, outstanding was 100,061,238 shares.



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

                                                       Three Months Ended
                                                            June 30,
                                                       2002         2001
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $424,014     $363,878
                                                     -------- 	 --------
Operating expenses
  Operation and maintenance                           222,299      160,476
  Depreciation and amortization                        58,233       45,069
  General taxes                                        35,474       32,465
                                                     --------     --------
Total operating expenses                              316,006      238,010
                                                     --------     --------
Operating income                                      108,008      125,868
                                                     --------     --------
Other income (deductions)
  Interest                                            (57,011)     (48,544)
  Allowance for other funds used during
    construction                                        1,911        1,185
  Allowance for borrowed funds used
    during construction                                 1,144        1,088
  Amortization of debt expense                           (718)        (710)
  Preferred dividends of subsidiaries                    (695)        (742)
  Merger expenses                                        (786)           -
  Gain from sale of operating systems                  50,709            -
  Gain on sale of other investments                    22,466        3,367
  Loss on write down of other investments             (10,764)           -
  Gain on sale of land                                 15,851            -
  Other, net                                              951         (301)
                                                     --------     --------
Total other income (deductions)                        23,058      (44,657)
                                                     --------     --------
Income before income taxes                            131,066       81,211
Provision for income taxes                             64,401       31,830
                                                     --------     --------
Net income                                             66,665       49,381
Dividends on preferred stocks                               -          146
                                                     --------     --------
Net income to common stock                             66,665       49,235
                                                     --------	 --------






                                                       Three Months Ended
                                                            June 30,
                                                       2002         2001
                                                   ----------   ----------
Other comprehensive income (loss), net of tax
  Unrealized loss on securities                        (5,536)      (2,463)
  Reclassification adjustment for gain (loss)
    included in net income                              5,837       (2,052)
  Foreign currency translation adjustment                 699            -
                                                   ----------   ----------
Other comprehensive income (loss), net of tax           1,000       (4,515)
                                                   ----------   ----------
Comprehensive income                               $   67,665   $   44,720
                                                   ==========   ==========



Average shares of basic common stock outstanding      100,034       99,256

Earnings per average common share outstanding

  Basic                                            $      .67    $     .50
                                                   ==========   ==========
  Diluted                                          $      .66    $     .50
                                                   ==========   ==========
CONSOLIDATED RETAINED EARNINGS

Balance at April 1                                 $1,130,988   $1,069,927

Add  - net income                                      66,665       49,381
Gain on treasury stock                                      -          406
                                                   ----------   ----------
                                                    1,197,653    1,119,714
                                                   ----------    ---------
Deduct - dividends paid
  Preferred stock                                           -           32
  Preference stock                                          -          114
  Common stock - $.245 per share in 2002;
                 $.235 per share in 2001               24,508       23,297
                                                   ----------   ----------
                                                       24,508       23,443
                                                   ----------   ----------
Balance at June 30                                 $1,173,145   $1,096,271
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

                                                       Six Months Ended
                                                            June 30,
                                                       2002         2001
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $808,754     $680,305
                                                     --------     --------
Operating expenses
  Operation and maintenance                           431,551      311,299
  Depreciation and amortization                       113,260       89,429
  General taxes                                        70,232       65,776
                                                     --------     --------
Total operating expenses                              615,043      466,504
                                                     --------     --------
Operating income                                      193,711      213,801
                                                     --------     --------
Other income(deductions)
  Interest                                           (114,423)     (97,141)
  Allowance for other funds used during
    construction                                        3,531        2,266
  Allowance for borrowed funds used
    during construction                                 2,170        2,067
  Amortization of debt expense                         (1,391)      (1,388)
  Preferred dividends of subsidiaries                  (1,408)      (1,525)
  Merger expenses                                      (1,733)           -
  Gain from sale of operating systems                  50,709            -
  Gain on sale of other investments                    22,466        3,367
  Loss on write down of other investments             (10,764)           -
  Gain on sale of land                                 15,851            -
  Other, net                                               17         (972)
                                                     --------     --------
Total other income (deductions)                       (34,975)     (93,326)
                                                     --------     --------
Income before income taxes                            158,736      120,475
Provision for income taxes                             76,858       47,633
                                                     --------     --------
Income before cumulative effect of change in
  accounting principle                                 81,878       72,842
Cumulative effect of change in accounting principle     2,679            -
                                                     --------     --------
Net income                                             84,557       72,842
Dividends on preferred stocks                             146          292
                                                     --------     --------
Net income to common stock                             84,411       72,550
                                                     --------	 --------







                                                       Six Months Ended
                                                            June 30,
                                                       2002         2001
                                                   ----------   ----------
Other comprehensive income (loss), net of tax
  Unrealized loss on securities                        (8,462)      (4,457)
  Reclassification adjustment for gain (loss)
    included in net income                              5,837       (2,052)
  Foreign currency translation adjustment               1,407            -
                                                   ----------   ----------
Other comprehensive income (loss), net of tax          (1,218)      (6,509)
                                                   ----------   ----------
Comprehensive income                               $   83,193   $   66,041
                                                   ==========   ==========

Average shares of basic common stock outstanding      100,031       99,066

Earnings per average common share outstanding
  Income before cumulative effect of change
    in accounting principle                        $      .81   $      .73
  Cumulative effect of change in accounting
    principle                                             .03            -
                                                   ----------   ----------

Basic                                              $      .84   $      .73
                                                   ==========   ==========
Income before cumulative effect of change in
  accounting principle                             $      .81   $      .73
Cumulative effect of change in accounting
  principle                                               .03            -
                                                   ----------   ----------
Diluted                                            $      .84   $      .73
                                                   ==========   ==========
CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,137,772   $1,069,486
Add  - net income                                      84,557       72,842
Preferred stock redemption premium                        (25)           -
Gain on treasury stock                                      -          744
                                                   ----------   ----------
                                                    1,222,304    1,143,072
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                          32           64
  Preference stock                                        114          228
  Common stock - $.49 per share in 2002;
                 $.47 per share in 2001                49,013       46,509
                                                   ----------   ----------
                                                       49,159       46,801
                                                   ----------   ----------
Balance at June 30                                 $1,173,145   $1,096,271
                                                   ==========   ==========
The accompanying notes are an integral part of these financial statements.






       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                                June 30,       December 31,
                                                  2002             2001
                                             ------------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 6,018,369      $ 5,458,909
  Utility plant acquisition adjustments, net      214,568           68,916
  Non-utility property, net of accumulated
    depreciation                                   98,297           94,149
                                              -----------      -----------
Total property, plant and equipment             6,331,234        5,621,974
                                              -----------      -----------
Current assets
  Cash and cash equivalents                        24,479           19,691
  Customer accounts receivable                    178,567          153,142
  Allowance for uncollectible accounts             (8,898)          (7,660)
  Unbilled revenues                               101,380           86,065
  Miscellaneous receivables                        20,590           16,483
  Materials and supplies                           33,505           32,281
  Deferred vacation pay                            13,281           11,422
  Other                               	    		 27,583   	   19,164
                 						 -----------      -----------
Total current assets                              390,487          330,588
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     212,775          217,330
  Other investments                                23,927           39,956
  Debt and preferred stock expense                 47,882           45,882
  Deferred pension expense                         36,472           30,712
  Deferred postretirement benefit expense           8,884            9,318
  Deferred security costs                          16,400            7,058
  Deferred business services project expenses      40,742           36,311
  Deferred insurance expense                        9,335            4,998
  Deferred tank painting costs                     14,312           16,585
  Restricted funds                                      -            8,570
  Goodwill                                        219,133          136,488
  Intangible assets                                81,866           23,400
  Other                                            91,483           77,929
                                              -----------      -----------
Total regulatory and other long-term assets       803,211          654,537
                                              -----------      -----------
TOTAL ASSETS                                  $ 7,524,932      $ 6,607,099
                                              ===========      ===========







                                                 June 30,      December 31,
                                                   2002            2001
                                               ------------    -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                  $ 1,792,412     $ 1,758,018
  Preferred stocks without mandatory
    redemption requirements                              -          11,673
  Preferred stocks of subsidiaries with
    mandatory redemption requirements               28,620          30,474
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                6,708           7,268
  Long-term debt
    American Water Works Company, Inc.             216,000         297,000
    Subsidiaries                                 3,164,321       2,253,019
                                               -----------     -----------
Total capitalization                             5,208,061       4,357,452
                                               -----------     -----------
Current liabilities
  Short-term debt                                  290,162         414,083
  Current portion of long-term debt                244,158         166,087
  Accounts payable                                  61,303          67,996
  Taxes accrued, including federal income           90,065          21,756
  Interest accrued                                  59,088          43,015
  Accrued vacation pay                              13,468          11,577
  Other                                            110,292         100,220
                                               -----------     -----------
Total current liabilities                          868,536         824,734
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        255,901         230,801
  Deferred income taxes                            611,645         624,449
  Deferred investment tax credits                   36,311          38,633
  Accrued pension expense                           70,872          62,355
  Accrued postretirement benefit expense            13,964          13,808
  Accrued insurance expense                         10,907		    5,020
  Other                                             39,572          35,987
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                    1,039,172       1,011,053
                                               -----------     -----------
Contributions in aid of construction               409,163         413,860
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 7,524,932     $ 6,607,099
                                               ===========     ===========

The accompanying notes are an integral part of these financial statements.








AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
        -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                       Six Months Ended
                                                           June 30,
                                                       2002         2001
                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $ 84,557     $ 72,842
Adjustments
   Depreciation and amortization                      113,260       89,429
   Cumulative effect of change in accounting principle (2,679)           -
   Gain from sale of operating systems                (50,709)           -
   Gain on sale of other investments                  (22,466)      (3,367)
   Loss on write down of other investments             10,764            -
   Gain on sale of land                               (15,851)           -
   Provision for deferred income taxes                 11,169        6,255
   Provision for losses on accounts receivable          6,231        4,555
   Allowance for other funds used during
     construction                                      (3,531)      (2,266)
   Employee benefit expenses greater (less)
     than funding                                       1,966         (280)
   Employee stock plan expenses                         2,087        2,192
   Deferred regulatory costs                          (15,869)     (22,678)
   Amortization of deferred charges                    10,405        7,344
   Other, net                                          (3,279)      (2,243)
   Changes in assets and liabilities, net
of effects from acquisitions
      Accounts receivable                             (26,217)     (12,889)
      Unbilled revenues                               (15,775)     (15,337)
      Other current assets                            (11,416)      (2,935)
      Accounts payable                                 (9,609)     (14,712)
      Taxes accrued, including federal income          66,544       27,433
      Interest accrued                                 17,607         (134)
      Other current liabilities                        10,365       (8,437)
                                                     --------     --------
Net cash from operating activities                    157,554      124,772
                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                            (198,025)    (153,488)
Allowance for other funds used during
  construction                                          3,531        2,266
Acquisitions                                         (883,064)     (54,173)
Proceeds from the sale of assets                      164,612        4,950
Removal costs from property, plant and
  equipment retirements                                (2,414)      (5,090)
Restricted funds                                        8,570         (247)
                                                     --------     --------
Net cash used in investing activities                (906,790)    (205,782)
                                                     --------     --------



Six Months Ended
                                                            June 30,
                                                       2002         2001
                                                     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                          984,365      146,765
Proceeds from common stock                                980      	 21,109
Purchase of common stock for treasury                     (36)        (386)
Net borrowings (repayments) under
  short-term debt agreements                         (116,318)       6,172
Advances and contributions for construction,
  net of refunds                                       16,147       12,936
Debt issuance costs                                    (6,767)      (1,114)
Repayment of long-term debt                           (62,445)     (66,530)
Redemption of preferred stocks                        (12,743)      (1,940)
Dividends paid                                        (49,159)     (46,801)
                                                     --------     --------
Net cash from financing activities                    754,024       70,211
                                                     --------     --------
Net increase(decrease) in cash and
  cash equivalents                                      4,788      (10,799)

Cash and cash equivalents at January 1                 19,691       28,571
                                                     --------     --------

Cash and cash equivalents at June 30                 $ 24,479     $ 17,772
                                                     ========     ========

Common stock placed into treasury in connection with the Employees Stock
Ownership Plan, the Savings Plan for Employees, and 2000 Stock Award and
Incentive Plan totaled $983 in 2002 and $1,774 in 2001.

The accompanying notes are an integral part of these financial statements.























       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                    June 30,     December 31,
                                                     2002          2001
                                                  ---------      ------------
Preferred stocks without mandatory redemption requirements
  (All shares redeemed March 1, 2002)
  Cumulative preferred stock - $25 par value
    Authorized 1,770,000 shares
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding in 2001      $      --      $    2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding in 2001                              --           9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares
     (one-tenth of a vote per share)-
        no outstanding shares                            --              --
                                                  ---------      ----------
                                                  $      --     $    11,673
                                                  ==========      ===========

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 100,062,186 shares in 2002;
               100,016,273 shares in 2001        $  125,078     $  125,020
Paid-in capital                                     490,131        489,868
Retained earnings                                 1,173,145      1,137,772
Accumulated other comprehensive income                4,740          5,958
Unearned compensation                                    --            (539)
Treasury stock at cost - 16,111 shares in
 2002; 1,891 shares in 2001                    	     (682)	       (61)
                                                 ----------    -----------

                                                 $1,792,412     $1,758,018
                                                 ==========     ==========

At June 30, 2002, common shares reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 1,641,852 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan and 532,381 shares for the Savings Plan for Employees. Up to 4,234,367 shares of common stock may be issued under the 2000 Stock Award and Incentive Plan, of which approximately 3,300,000 shares were available to be granted at June 30, 2002.












AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
      -----------------------------------------------------------
      Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 -- Financial Statement Presentation
The information presented in this Form 10-Q is unaudited. In the opinion of management the information reported reflects all adjustments which were necessary to a fair statement of the results for the periods reported. Certain reclassifications have been made to conform previously reported data to the current presentation.

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

The transaction was approved at a special meeting of the stockholders of American Water Works Company on January 17, 2002. Before the transaction can be completed, state and federal regulatory approvals are required. As of the end of January 2002, all of the applications for approval were filed where required by state regulatory authorities. The states where applications for approval have been filed are Arizona, California, Hawaii, Illinois, Kentucky, Maryland, New Jersey, New Mexico, New York, Pennsylvania, Tennessee, Virginia and West Virginia. The states of Georgia and Michigan do not regulate the Company's utility operations, and the states of Indiana, Iowa, Missouri, Ohio and Texas have no statutory jurisdiction over the RWE transaction. The Company is still awaiting approval in nine states. Those states are Arizona, California, Illinois, Maryland, New Jersey, New Mexico, New York, Pennsylvania and West Virginia. In Arizona hearings will be conducted in August and a final decision is anticipated during the early part of the fourth quarter of 2002. In California a schedule for processing the request has been issued by the Commission that could result in an Administrative Law Judge (ALJ) assigned to the case issuing a recommended decision no later than December 19, 2002. Once the ALJ's decision is issued there is a 25-day period for comments by the applicants and intervenors before the record is presented to the Commission for decision. In Illinois hearings have been completed and it is anticipated that a final decision will be issued by the end of the year. In Maryland hearing dates have not been established. In New Jersey hearings are scheduled to conclude during August and a final decision is anticipated early in the fourth quarter. In New Mexico the ALJ assigned to the case issued a decision that recommends approval of the acquisition with conditions, and a final decision from the Commission on the Judge's recommendation is anticipated during August. In New York the labor union representing a portion of the Company's workforce has recommended that the Commission approve the acquisition, with a final decision from the Commission anticipated prior to the end of 2002. In Pennsylvania the ALJ assigned to the case issued a decision that recommends approval of the acquisition with conditions, and a final decision from the Commission on the Judge's recommendation is anticipated during August. In West Virginia an agreement has been reached among the parties that recommends approval of the acquisition and identifies conditions to be included in the order, and a final Commission decision regarding the agreement is anticipated during August. Since approving the transaction in May, the Kentucky Public Service Commission reaffirmed its decision and clarified some of the conditions set forth in its original order. Although the Indiana Public Utility Commission does not have statutory jurisdiction over the transaction, that Commission is conducting a review of the transaction that is anticipated to be concluded during September. The Company made a Hart-Scott-Rodino filing with the Federal Trade Commission in the second quarter of 2002 and the investigation period expired without additional inquiry. The Company continues to believe that the original projection for a closing to occur some time during the first six months of 2003 remains a reasonable expectation.

One condition of the agreement requires the Company to redeem its publicly traded preferred stock prior to closing. That redemption was completed on March 1, 2002.

During the first six months of 2002 the Company recorded a charge of $1.7 million, reflecting costs incurred in connection with the merger. The merger related costs have been reported on a separate line in the consolidated statement of income and comprehensive income. No tax benefit was recognized for these legal fees because it is not probable that these costs will be deductible for tax purposes.

On November 6, 2001 the Company and its financing subsidiary, American Water Capital Corp.(AWCC), executed a Note Purchase Agreement with RWE for $1.2 billion in senior unsecured notes at an interest rate of 4.92%. The notes were purchased at par by RWE and mature on November 6, 2006.

The Company and its subsidiaries used the proceeds from the sale of the notes to acquire the common stock of Azurix North America Corp. and Azurix Industrials Corp., to fund the acquisition of the water and wastewater assets of Citizens Communications Company and to reduce outstanding short-term debt. Closing occurred in two tranches with one on November 6, 2001 in the amount of $298.5 million and another on January 14, 2002 in the amount of $900 million.

On June 12, 2002 the Company and AWCC executed a Note Purchase Agreement with RWE for $320 million in senior unsecured notes. The agreement calls for up to $170 million in notes at an interest rate of 5.65% and $150 million in notes at a floating interest rate based on LIBOR rates plus 20 basis points. Closing occurred on $40 million of the 5.65% senior notes on June 12, 2002 and the Company expects closing of the remaining $130 million of 5.65% notes to occur in the fourth quarter of 2002. The 5.65% notes and floating rate notes are due on June 12, 2007 and June 26, 2003, respectively. These notes will be primarily used to repay short-term debt.





NOTE 3 -- Acquisition Of Water And Wastewater Assets Of Citizens Communications Company
On January 15, 2002 the Company and its subsidiaries completed their acquisition of all of the water and wastewater assets of Citizens Communications Company (NYSE:CZN) for $859 million in cash and $120 million of assumed liabilities. A $.8 million increase to the purchase price has been agreed upon after the substantial completion of an audited closing statement of net assets. The acquired operations provide water and wastewater service to almost 300,000 regulated customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania. Citizens also had developed a water supply project in Illinois with the possibility of additional wholesale customers along the pipeline.

The Company is completing the determination of the amounts to be assigned to intangible assets and goodwill. At June 30, 2002, $80.6 million and $59.6 were recorded as goodwill and intangibles, respectively, in connection with this transaction. A value of $54.3 million was assigned to intangible assets with an indefinite life, and $5.3 million of value was assigned to intangible assets with lives from 15 to 21 years.

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

Three months ended June 30, 		 	     	2002			2001

Revenues								    $424,014	    $394,056
Net income								 66,672		 46,450
Earnings per average common share outstanding

Basic 	   								   $.67		   $.47
Diluted	   								   $.66		   $.47

Six months ended June 30, 		 	     	2002			2001

Revenues								    $813,578       $734,276
Income before cumulative effect of change
  in accounting principle					 80,439	      65,276
Net income								 83,118		 65,276


Earnings per average common share outstanding

Income before cumulative effect of change
  in accounting principle					  $.80		   $.66
Cumulative effect of change in accounting
  principle 								   .03		     -
Basic 	   								   .83		   $.66

Income before cumulative effect of change
  in accounting principle					  $.80		   $.66
Cumulative effect of change in accounting
  principle 								   .03		     -
Diluted	   								   .83		   .66

NOTE 4 -- Goodwill and Intangible Assets
Goodwill increased from $136.5 million at December 31, 2001 to $219.1 million at June 30, 2002, primarily due to goodwill associated with the Citizens acquisition that was completed on January 15, 2002. At June 30, 2002 $103.3 million of the Company's goodwill was assigned to the regulated utility services segment and $115.8 million was assigned to the unregulated services segment.

Intangible assets increased from $23.4 million at December 31, 2001 to $81.9 million at June 30, 2002, reflecting $59.6 million of intangible assets acquired in the Citizens transaction. At June 30, 2002 $59.5 million of the intangible assets were in the regulated utility services segment and $22.4 million were in the unregulated services segment. Intangible assets with finite lives at June 30, 2002 consisted of $5.3 million ($5.2 million net) in the regulated utility services segment with lives from 15 to 21 years and $23.4 million ($22.4 million net) in the unregulated services segment with lives of 11 years.

NOTE 5 -- Other Investments
On April 2, 2002 the Company tendered approximately 2.2 million shares of its 3.5 million shares of ITC Holding Company (ITC) common stock. The Company tendered the shares as part of ITC's program to repurchase its own stock. The Company acquired this stock with the 1999 acquisition of National Enterprises Inc. (NEI) as it was part of NEI's non-water related investments. The sale resulted in proceeds of $26.2 million, and a $14 million after-tax gain which was reflected in second quarter 2002 results. This cash gain was offset by a $10.8 million non-cash loss, $6.7 million after tax, that was also recorded during the second quarter when the Company determined that the value of two other securities acquired as part of the NEI acquisition had become permanently impaired. The Company continues to review all reasonable options regarding the remaining securities that include 1.3 million shares of Deutsche Telekom and 1.3 million shares of ITC acquired as part of the NEI acquisition.

NOTE 6 -- Gain From Sale Of Operating Systems
Kelda Group plc and the Company jointly announced on August 30, 2001 that they had reached an agreement whereby Kelda's Aquarion Company would acquire the Company's New England operations. On April 25, 2002 the Company completed the divestiture and received its initial cash payment of $120.5 million subject to the terms and conditions of the agreement. An $18.6 million after-tax gain was reflected in second quarter 2002 results.




The utility operations acquired by Aquarion serve a total of 65,000 customers and had revenues of $51 million in 2001. A finance subsidiary of the Company, which owns and leases certain assets to its affiliated operating company in Massachusetts, was also acquired by Aquarion as part of the transaction.

NOTE 7 -- Gain On Sale Of Land
Two of the Company's subsidiaries completed separate transactions for the sale of non-essential property that resulted in $10 million in after-tax net gains during the second quarter of 2002. These sales resulted in proceeds of approximately $16 million.

NOTE 8 -- Earnings Per Share
The average number of shares used to calculate diluted earnings per share includes 13,520 of potential common shares issuable in connection with the long-term incentive program for the three-month period ended June 30, 2001 and 259,534 and 145,483 potential common shares for employee stock options for the three-month periods ended June 30, 2002 and 2001, respectively.

The average number of shares used to calculate diluted earnings per share includes 8,128 of potential common shares issuable in connection with the long-term incentive program for the six-month period ended June 30, 2001 and 287,490 and 119,110 potential common shares for employee stock options for the six-month periods ended June 30, 2002 and 2001, respectively.

































NOTE 9 -- Segment Information
The following table presents information about the Company's reportable segments.


Regulated
Utility
Services

Unregulated
Services

Other
Items


Consolidated





Three months ended June 30, 2002



Revenues from external
 customers

$370,085

$ 53,929

$     -

$  424,014
Intersegment revenues
-
   2,098
 (2,098)
         -
Net income
48,530
   1,508
 16,627
    66,665
Net income excluding unusual
 items

42,859

  (2,676)

 (8,529)

    31,654





Three months ended June 30, 2001



Revenues from external
 customers

$353,914

$  9,964

$     -

$  363,878
Intersegment revenues
-
   1,964
 (1,964)
         -
Net income
54,965
    (624)
 (4,960)
    49,381
Net income excluding unusual
 items

54,965

    (624)

 (7,014)

    47,327

Six months ended June 30, 2002



Revenues from external
  customers

$708,446

$100,308

$     -

$ 808,754
Intersegment revenues
-
   3,656
 (3,656)
        -
Income before cumulative
  effect of change in
  accounting principle


73,880


    (552)


  8,550


   81,878
Net income
76,559
    (552)
  8,550
   84,557
Net income excluding unusual
 items

68,209

  (4,736)

(15,659)

   47,814
Total assets
7,204,634
 330,450
(10,152)
7,524,932





Six months ended June 30, 2001



Revenues from external
 customers

$660,056

$ 20,249

      -

$ 680,305
Intersegment revenues
-
   3,314
 (3,314)
        -
Income before cumulative
  effect of change in
  accounting principle


85,185


  (1,365)


(10,978)


   72,842
Net income
85,185
  (1,365)
(10,978)
   72,842
Net income excluding unusual
  items

85,185

  (1,365)

(13,032)

   70,788
Total assets
6,176,579
 101,193
 11,806
6,289,578

The "other items" include corporate costs of American Water Works Company and intersegment eliminations. Total revenues are from United States of America
(U.S.) operations except Unregulated Services Canadian revenues of $13,983 and $22,770 for the three and six months ended June 30, 2002, respectively. Total assets are from U.S. operations except Unregulated Services Canadian assets of $63,603 at June 30, 2002. Unusual items include merger expenses, a gain on the sale of operating systems, gains from the sale of other investments, a loss on the write down of other investments, and gains on the sale of land.




NOTE 10 -- New Accounting Standards
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS
141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), collectively referred to as the "Standards." SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provided specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of the Standards on January 1, 2002.

The Standards require the excess of the fair values of acquired net assets over cost recorded in the statement of financial position to be recognized as the effect of a change in accounting principle as of the date SFAS 141 is initially applied in its entirety. In compliance with this transition requirement the Company recognized a $2.7 million gain on January 1, 2002.

During the second quarter of 2002 the Company completed the process of making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units as of January 1, 2002. The reporting units were the 27 separate regulated utility subsidiaries (including the five New England subsidiaries that were sold on April 25, 2002) and unregulated services reporting units at American Water Resources and American Water Services. The Company's carrying value of goodwill at January 1, 2002 was $139.2 million, of which $23.4 million is assigned to various regulated subsidiaries and $115.8 million is assigned to American Water Services. Intangible assets with an assigned value of $23.4 million were management contracts at American Water Services that have a finite life.

A transitional impairment test for goodwill as of January 1, 2002 was completed by the Company in the second quarter of 2002. Income and market approaches were used for reporting unit valuations. The methodologies used to implement the market approach were the market multiples methodology, which results in an indication of value by comparing the business being valued to guideline publicly traded companies, and the similar transactions methodology, which develops an indication of value based on prices paid for comparable business. The methodology used to implement the income approach was the capitalized income approach that bases the value of an asset on the future cash flows attributable to that asset. Based on these approaches the Company determined that goodwill is not currently impaired. The Company will perform required annual impairment tests in the fourth quarter after the long-term planning process has been completed.

The Company is no longer recording $1.7 million of annual tax deductible amortization relating to the goodwill associated with the 1999 acquisition of its joint venture partner's interest in AmericanAnglian Environmental Technologies. The remainder of the goodwill and intangible assets at January 1, 2002 were not being amortized because they are related to business combinations completed after the July 1, 2001 effective date of SFAS 141 or the goodwill was related to acquisitions that occurred prior to October 31, 1970 that was not being amortized because in the opinion of management there had been no diminution in value. The following table reflects consolidated results adjusted as though the adoption of the Standards occurred as of the beginning of the three and six-month periods ended June 30, 2001:

2002
2001
Three months ended June 30


  Reported net income
$66,665
$49,381
  Add back goodwill amortization
      -
    269
  Adjusted net income
$66,665
$49,650



  Basic earnings per share:


    Reported net income
$.67
$.50
    Goodwill amortization
   -
   -
    Adjusted net income
$.67
$.50



  Diluted earnings per share:


    Reported net income
$.66
$.50
    Goodwill amortization
   -
   -
    Adjusted net income
$.66
$.50

Six months ended June 30


  Reported income before cumulative
    effect of change in
    accounting principle


$81,878


$72,842
  Add back goodwill amortization
      -
    539
  Adjusted income before cumulative
    effect of change in accounting
    principle


$81,878


$73,381



  Reported net income
$84,557
$72,842
  Add back goodwill amortization
      -
    539
  Adjusted net income
$84,557
$73,381



  Basic earnings per share:


    Income before cumulative effect
      of change in accounting
      principle


$.81


$.73
    Cumulative effect of change in
      accounting principle

 .03

   -
    As reported
 .84
 .73
    Goodwill amortization
   -
 .01
    Adjusted
$.84
$.74



  Diluted earnings per share:


    Income before cumulative effect of
      change in accounting principle

$.81

$.73
    Cumulative effect of change in
      accounting principle

 .03

   -
    As reported
 .84
 .73
    Goodwill amortization
   -
 .01
    Adjusted
$.84
$.74


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

In April of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145)." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The Company does not expect the adoption of the provisions of SFAS 145 to have a material effect on its results of operations and financial position.

In June of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting For Costs Associated with Exit or Disposal Activities," (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS 146 will have on its results of operations and financial position but does not expect them to be material.



                  PART I - FINANCIAL INFORMATION
 Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations
----------------------------------------------------------------------
Results of Operations
---------------------
The operating results of the Azurix North American Corp. and Azurix Industrials Corp. (Azurix), and the water and wastewater assets of Citizens Communications Company (Citizens) acquisitions have been included in the consolidated statements of income and comprehensive income since the completion of the acquisitions on November 7, 2001 and January 15, 2002, respectively.

Consolidated revenues for the second quarter and first six months of 2002 were higher than for the same periods of 2001 by 17% and 19%, respectively. These increases reflect the additional revenues from the Company's Azurix and Citizens acquisitions, that were partially offset by the sale of the New England subsidiaries on April 25, 2002.

Approximately $44 million and $80 million of the overall revenue increase in the second quarter and first six months in 2002 occurred in the unregulated services segment, reflecting the November 2001 acquisition of Azurix. The portion of the Company's overall revenue from its unregulated businesses grew from 3% during the second quarter of 2001 to 13% during the second quarter of 2002.

Regulated business revenues increased by 5% and 7% for the second quarter and first six months of 2002 compared to the same periods in 2001. The primary reason for the increase in revenue generated by the regulated businesses during the second quarter of 2002 was the addition of $32 million in revenue from the Citizens acquisition. The Citizens acquisition added revenues of $53 million during the first six months of 2002.

During the first six months of 2002, four utility subsidiaries received rate orders that are expected to provide $26.3 million in additional annual revenues. The largest of these rate increases was a $24 million annual rate increase authorization in Pennsylvania that became effective in January of 2002. Three of the Company's subsidiaries have rate increase applications on file requesting additional annual revenues of $19.6 million. The $12.7 million request by the Company's Indiana subsidiary accounts for the major portion of the pending requests.

The addition of almost 300,000 customers from the Citizens acquisition resulted in increases of 6% and 5% in total water sales in the second quarter and six months over the same periods in 2001. Even though revenues and sales increased between the second quarter and first six months of 2001 and the same periods in 2002, per customer water sales, excluding the Citizens acquisition, were less than prior year amounts. These decreases are mainly a result of weather patterns and the economy.

Mandated restrictions on water use due to drought conditions in New Jersey and Pennsylvania, and unusually high rainfall in the Midwest and Southeast, were the primary causes for water use reductions for residential and small business customers.

In addition, industrial water use continued on a decline that began in late 2001. Industrial sales for the second quarter and first six months were down 8% and 9%, or 900 million gallons and 1.8 billion gallons, compared to the same periods in 2001. Present economic conditions continue to put pressure on these large customers, forcing curtailments or closing of operations.

Operating expenses in the second quarter and the first six months of 2002 were 33% and 32% higher than the same periods in 2001. The inclusion of the operating expenses related to the Azurix and Citizens operations during the second quarter and first six months of 2002 significantly increased total expenses as these acquisitions were not part of the company's consolidated financial information during the same periods last year. Approximately $60 million of the $62 million increase in operation and maintenance expenses (O&M) and $73 million of the $78 million increase in total operating expenses experienced by the Company during the second quarter of 2002 over the second quarter of 2001 resulted from the addition of expenses from Azurix and Citizens.

Included in these expenses are costs to integrate the businesses, particularly the Azurix operations into existing operations. These costs will continue throughout the year as the Company continues to transition systems and locations.

On a per customer basis, regulated operations experienced a 2% increase in O&M expenses in the second quarter of 2002 compared to the second quarter of 2001, reflecting the beginning of the realization of the synergies with the Citizens acquisition. Per customer O&M expenses for the six months ended June 30, 2002 had increased by 4% over the first six months in 2001. During the remainder of the year the Company anticipates O&M per customer expense savings will continue to materialize as projects to consolidate certain business functions are completed. However, it should be noted that expenses will be negatively impacted by anticipated increases in pension and insurance costs reflecting external market dynamics.

The increases in depreciation expense for the second quarter and first six months were related to the Company's ongoing program of utility plant construction.

Interest expense rose by $8.5 million in the second quarter and $17.3 million in the first six months of 2002 compared to the same periods in 2001. This increase is attributable to approximately $1.2 billion of new debt associated with the Azurix and Citizens acquisitions.

Income taxes increased in the second quarter and first six months of 2002 when compared to the second quarter and first six months in 2001 reflecting increased earnings due to the sale of operating systems, investments and land. The Company's effective income tax rate for the six months ended June 30 increased to 48.4% in 2002 from 39.5% in 2001, reflecting the relatively low tax basis in the stock of the New England subsidiaries that was sold in 2002 and $1.7 million of expenses incurred in 2002 in connection with the pending merger with RWE Aktiengesellschaft for which it is not probable that the Company will receive a tax deduction.

Net income to common stock was $66.7 million for the second quarter of 2002 compared with $49.2 million for the same period in 2001. Net income to common stock for the first six months of 2002 was $84.4 million compared with $72.6 million for the same period in 2001.

Other comprehensive income, net of tax, was $1 million in the second quarter of 2002 compared to a $4.5 million loss in the same period in 2001. Other comprehensive loss, net of tax, was $1.2 million and $6.5 million in the first six months of 2002 and 2001, respectively. The Company's other comprehensive income or loss represents the after-tax unrealized gain or loss on passive investments in publicly traded securities and foreign currency translation adjustments.

Comprehensive income increased to $67.7 million and $83.2 million in the second quarter and first six months of 2002, respectively, compared to comprehensive income of $44.7 million and $66.0 million in the same periods in 2001.

Diluted earnings per share of common stock in the second quarter of 2002 were $.66 compared to $.50 in the same period in 2001. These 2002 results include a 19-cent per share positive impact associated with the sale of the Company's New England operations, a 14-cent positive impact from the sale of other investments in ITC Holding Company stock, a seven-cent negative impact from the permanent write-down of other investments that were part of non-water investments included in the Company's 1999 acquisition of National Enterprises Inc. (NEI), a ten-cent positive impact resulting from sales of land and expenses of one-cent per share related to the RWE merger. Diluted earnings per share of common stock in the first six months of 2002 were $.84 compared to $.73 in the same period in 2001. These 2002 results include a three-cent per share positive impact of adopting the new financial accounting standards relating to business combinations, a 19-cent per share positive impact associated with the sale of the Company's New England operations, a 14-cent positive impact from the sale of other investments in ITC Holding Company stock, a seven-cent negative impact from the permanent write-down of other investments that were part of non-water investments included in the Company's 1999 acquisition of NEI, a ten-cent positive impact resulting from sales of land and expenses of two-cents per share related to the RWE merger.

Capital Resources and Liquidity
-------------------------------
On January 14, 2002 the Company's financing subsidiary, American Water Capital Corp.(AWCC) closed on its second and final issue totaling $900 million under its November 6, 2001 Note Purchase Agreement with RWE.
These 4.92% notes were primarily used to fund the acquisition of the Citizens water and wastewater assets. On June 12, 2002 the Company and AWCC executed another Note Purchase Agreement with RWE for up to $320 million in senior unsecured notes. The agreement allows AWCC to issue up to $170 million in notes at an interest of 5.65% and $150 million in notes at a floating interest rate based on LIBOR rates plus 20 basis points. Closing occurred on $40 million of the 5.65% senior notes on June 12, 2002 and the Company expects closing of the remaining $130 million of 5.65% notes to occur in the fourth quarter of 2002. The 5.65% notes and floating rate notes are due on June 12, 2007 and June 26, 2003, respectively. These notes will be primarily used to repay short-term debt.

On July 31, 2002 AWCC extended for one year its current 364-day $500 million revolving credit agreement with a group of eleven domestic and international banks. The revolving credit agreement supports AWCC's commercial paper program.




Two subsidiaries issued $39.9 million in tax-exempt long-term debt during the first six months of 2002.

In the first six months of 2002, the Company invested $19.5 million in the common stock of three subsidiaries.

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

On April 2, 2002 the Company tendered approximately 2.2 million shares of its 3.5 million shares of ITC Holding Company (ITC) common stock. The Company tendered the shares as part of ITC's program to repurchase its own stock. The Company acquired this stock with the 1999 acquisition of National Enterprises Inc. (NEI) as it was part of NEI's non-water related investments. The sale resulted in proceeds of $26.2 million, and a $14 million after-tax gain which was reflected in second quarter 2002 results. This cash gain was offset by a $10.8 million non-cash loss, $6.7 million after tax, that was also recorded during the second quarter when the Company determined that the value of two other securities acquired as part of the NEI acquisition had become permanently impaired. The Company continues to review all reasonable options regarding the remaining securities that include 1.3 million shares of Deutsche Telekom and 1.3 million shares of ITC acquired as part of the NEI acquisition.

The value of the Company's pension plan assets decreased to $339.3 million at June 30, 2002 from $365.9 million at December 31, 2001, reflecting negative equity returns. Negative investment returns will increase the Company's pension expense and plan contributions in the future.


























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

During the second quarter of 2002 the Company completed the process of making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units as of January 1, 2002. The reporting units were the 27 separate regulated utility subsidiaries (including the five New England subsidiaries that were sold on April 25, 2002) and unregulated services reporting units at American Water Resources and American Water Services. The Company's carrying value of goodwill at January 1, 2002 was $139.2 million, of which $23.4 million is assigned to various regulated subsidiaries and $115.8 million is assigned to American Water Services. Intangible assets with an assigned value of $23.4 million were management contracts at American Water Services that have a finite life.

A transitional impairment test for goodwill as of January 1, 2002 was completed by the Company in the second quarter of 2002. Income and market approaches were used for reporting unit valuations. The methodologies used to implement the market approach were the market multiples methodology, which results in an indication of value by comparing the business being valued to guideline publicly traded companies, and the similar transactions methodology, which develops an indication of value based on prices paid for comparable business. The methodology used to implement the income approach was the capitalized income approach that bases the value of an asset on the future cash flows attributable to that asset. Based on these approaches it was determined that goodwill is not currently impaired. The Company will perform required annual impairment tests in the fourth quarter after the long-term planning process has been completed.

The Company is no longer recording $1.7 million of annual tax deductible amortization relating to the goodwill associated with the 1999 acquisition of its joint venture partner's interest in AmericanAnglian Environmental Technologies. The remainder of the goodwill and intangible assets at January 1, 2002 were not being amortized because they are related to business combinations completed after the July 1, 2001 effective date of SFAS 141 or the goodwill was related to acquisitions that occurred prior to October 31, 1970 that was not being amortized because in the opinion of management there had been no diminution in value. The following table reflects consolidated results adjusted as though the adoption of the Standards occurred as of the beginning of the three and six-month periods ended June 30, 2001:

2002
2001
Three months ended June 30


  Reported net income
$66,665
$49,381
  Add back goodwill amortization
      -
    269
  Adjusted net income
$66,665
$49,650



  Basic earnings per share:


    Reported net income
$.67
$.50
    Goodwill amortization
   -
   -
    Adjusted net income
$.67
$.50



  Diluted earnings per share:


    Reported net income
$.66
$.50
    Goodwill amortization
   -
   -
    Adjusted net income
$.66
$.50

Six months ended June 30


  Reported income before cumulative
    effect of change in
    accounting principle


$81,878


$72,842
  Add back goodwill amortization
      -
    539
  Adjusted income before cumulative
    effect of change in accounting
    principle


$81,878


$73,381



  Reported net income
$84,557
$72,842
  Add back goodwill amortization
      -
    539
  Adjusted net income
$84,557
$73,381



  Basic earnings per share:


    Income before cumulative effect
      of change in accounting
      principle


$.81


$.73
    Cumulative effect of change in
      accounting principle

 .03

   -

    As reported

 .84

 .73
    Goodwill amortization
   -
 .01
    Adjusted net income
$.84
$.74



  Diluted earnings per share:


    Income before cumulative effect
      of change in accounting
      principle


$.81


$.73
    Cumulative effect of change in
      accounting principle

 .03

   -
    As reported
$.84
$.73
    Goodwill amortization
   -
 .01
    Adjusted
$.84
$.74


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








In April of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145)." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The Company does not expect the adoption of the provisions of SFAS 145 to have a material effect on its results of operations and financial position.

In June of 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 146, "Accounting For Costs Associated with Exit or Disposal Activities," (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS 146 will have on its results of operations and financial position but does not expect them to be material.

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







PART I - FINANCIAL INFORMATION

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
  -------------------------------------------------------------------

There have been no significant changes in the Company's exposure to market risks described in the Company's Annual Report on Form 10-K for the Year Ended December 31, 2001.







                      PART II - OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------

(a)   The Company held its annual meeting of shareholders on May 2, 2002.

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


The appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the year ending December 31, 2002 was approved by a vote of 89,055,798 for the appointment and 1,503,888 against, with 258,938 abstentions.


































                     PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K
               -----------------------------------------

A.  Exhibits
    --------

    Exhibit Number    Description
    --------------    -----------

10	Material Contracts
(a)	Note Purchase Agreement dated June 12, 2002
between American Water Capital Corp. and RWE
Aktiengesellschaft for up to $320 Million Senior
Unsecured Notes and related Note and Registration
Rights Agreement.

99	Additional Exhibits
	Certification Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (Subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18,
United States Code)


B.  Reports on Form 8-K
    -------------------

A current report on Form 8-K was filed on May 9, 2002 by the Company regarding an employee communication relating to its proposed merger with and into a subsidiary of RWE/AG.

A current report on Form 8-K was filed on June 20, 2002 by the Company regarding an employee communication relating to its proposed merger with and into a subsidiary of RWE/AG.





























                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN WATER WORKS COMPANY, INC.
                                       (Registrant)


Date August 14, 2002             \s\ Ellen C. Wolf
----------------------        -----------------------------------------
                              Vice President and Chief Financial Officer
                              (Authorized Officer)





Date August 14, 2002             \s\ Robert D. Sievers
----------------------        ---------------------------------------
                              Comptroller
                              (Chief Accounting Officer)