Form 10-Q
period 2002-09-30
AMERICAN WATER WORKS CO INC
filed 2002-11-14
CIK 318819

CONFORMED COPY
                               	Page 1 of 31

                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                               FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            September 30, 2002
                              --------------------------------------
                                         OR

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

                              Not Applicable
---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X    No
                                              ------    -----
At November 1, 2002, the number of shares of common stock, $1.25 par value, outstanding was 100,070,453 shares.



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

                                                       Three Months Ended
                                                          September 30,
                                                       2002         2001
                                                     --------     --------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                   $483,457     $394,956
                                                     -------- 	 --------
Operating expenses
  Operation and maintenance                           242,955      166,890
  Depreciation and amortization                        57,032       46,819
  General taxes                                        35,363       33,049
                                                     --------     --------
Total operating expenses                              335,350      246,758
                                                     --------     --------
Operating income                                      148,107      148,198
                                                     --------     --------
Other income (deductions)
  Interest                                            (55,976)     (47,512)
  Allowance for other funds used during
    construction                                        2,377        1,098
  Allowance for borrowed funds used
    during construction                                 1,342          968
  Amortization of debt expense                           (728)        (694)
  Preferred dividends of subsidiaries                    (655)        (750)
  Merger expenses                                      (1,647)      (9,860)
  Gain from sale of operating systems                       -        4,820
  Gain on sale of other investments                         -        1,810
  Other, net                                              796         (329)
                                                     --------     --------
Total other income (deductions)                       (54,491)     (50,449)
                                                     --------     --------
Income before income taxes                             93,616       97,749
Provision for income taxes                             38,428       41,972
                                                     --------     --------
Net income                                             55,188       55,777
Dividends on preferred stocks                               -          146
                                                     --------     --------
Net income to common stock                             55,188       55,631
                                                     --------	 --------







                                                       Three Months Ended
                                                          September 30,
                                                       2002         2001
                                                   ----------   ----------
Other comprehensive income (loss), net of tax
  Unrealized gain (loss) on securities                    866      (12,181)
  Reclassification adjustment for gain
    included in net income                                  -       (1,104)
  Foreign currency translation adjustment              (1,242)           -
                                                   ----------   ----------
Other comprehensive income (loss), net of tax            (376)      (13,285)
                                                   ----------   ----------
Comprehensive income                               $   54,812   $   42,346
                                                   ==========   ==========



Average shares of basic common stock outstanding      100,062       99,723

Earnings per average common share outstanding

  Basic                                            $      .55    $     .56
                                                   ==========   ==========
  Diluted                                          $      .55    $     .56
                                                   ==========   ==========
CONSOLIDATED RETAINED EARNINGS

Balance at July 1                                  $1,173,145   $1,096,271

Add  - net income                                      55,188       55,777
Preferred stock redemption premium                        (37)           -
Gain on treasury stock                                      -           57
                                                   ----------   ----------
                                                    1,228,296    1,152,105
                                                   ----------    ---------
Deduct - dividends paid
  Preferred stock                                           -           32
  Preference stock                                          -          114
  Common stock - $.245 per share in 2002;
                 $.235 per share in 2001               24,512       23,409
                                                   ----------   ----------
                                                       24,512       23,555
                                                   ----------   ----------
Balance at September 30                            $1,203,784   $1,128,550
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

                                                       Nine Months Ended
                                                         September 30,
                                                      2002          2001
                                                   ----------   ----------
CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
Operating revenues                                 $1,292,211   $1,075,261
                                                   ----------   ----------
Operating expenses
  Operation and maintenance                           674,506      478,189
  Depreciation and amortization                       170,292      136,248
  General taxes                                       105,595       98,825
                                                   ----------     --------
Total operating expenses                              950,393      713,262
                                                   ----------     --------
Operating income                                      341,818      361,999
                                                   ----------     --------
Other income(deductions)
  Interest                                           (170,399)    (144,653)
  Allowance for other funds used during
    construction                                        5,908        3,364
  Allowance for borrowed funds used
    during construction                                 3,512        3,035
  Amortization of debt expense                         (2,119)      (2,082)
  Preferred dividends of subsidiaries                  (2,063)      (2,275)
  Merger expenses                                      (3,380)      (9,860)
  Gain from sale of operating systems                  50,709        4,820
  Gain on sale of other investments                    11,702        5,177
  Gain on sale of land                                 15,851            -
  Other, net                                              813       (1,301)
                                                   ----------     --------
Total other income (deductions)                       (89,466)    (143,775)
                                                   ----------     --------
Income before income taxes                            252,352      218,224
Provision for income taxes                            115,286       89,605
                                                   ----------     --------
Income before cumulative effect of change in
  accounting principle                                137,066      128,619
Cumulative effect of change in accounting principle     2,679            -
                                                   ----------     --------
Net income                                            139,745      128,619
Dividends on preferred stocks                             146          438
                                                   ----------     --------
Net income to common stock                            139,599      128,181
                                                   ----------	 --------








                                                      Nine Months Ended
                                                        September 30,
                                                       2002         2001
                                                   ----------   ----------
Other comprehensive income (loss), net of tax
  Unrealized loss on securities                        (7,596)     (16,636)
  Reclassification adjustment for (gain) loss
    included in net income                              5,837       (3,158)
  Foreign currency translation adjustment                 165            -
                                                   ----------   ----------
Other comprehensive income (loss), net of tax          (1,594)     (19,794)
                                                   ----------   ----------
Comprehensive income                               $  138,005   $  108,387
                                                   ==========   ==========

Average shares of basic common stock outstanding      100,041       99,287

Earnings per average common share outstanding
  Income before cumulative effect of change
    in accounting principle                        $     1.37   $     1.29
  Cumulative effect of change in accounting
    principle                                             .03            -
                                                   ----------   ----------

Basic                                              $     1.40   $     1.29
                                                   ==========   ==========
Income before cumulative effect of change in
  accounting principle                             $     1.36   $     1.29
Cumulative effect of change in accounting
  principle                                               .03            -
                                                   ----------   ----------
Diluted                                            $    1 .39   $     1.29
                                                   ==========   ==========
CONSOLIDATED RETAINED EARNINGS

Balance at January 1                               $1,137,772   $1,069,486
Add  - net income                                     139,745      128,619
Preferred stock redemption premium                        (62)           -
Gain on treasury stock                                      -          801
                                                   ----------   ----------
                                                    1,277,455    1,198,906
                                                   ----------   ----------
Deduct - dividends paid
  Preferred stock                                          32           96
  Preference stock                                        114          342
  Common stock - $.735 per share in 2002;
                 $.705 per share in 2001               73,525       69,918
                                                   ----------   ----------
                                                       73,671       70,356
                                                   ----------   ----------
Balance at September 30                            $1,203,784   $1,128,550
                                                   ==========   ==========
The accompanying notes are an integral part of these financial statements.






       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
                 Consolidated Balance Sheet (Unaudited)
                              (In thousands)

                                             September 30,      December 31,
                                                  2002             2001
                                             ------------      -----------
ASSETS
Property, plant and equipment
  Utility plant - at original cost less
    accumulated depreciation                  $ 6,076,022      $ 5,458,909
  Utility plant acquisition adjustments, net      211,306           68,916
  Non-utility property, net of accumulated
    depreciation                                   99,480           94,149
                                              -----------      -----------
Total property, plant and equipment             6,386,808        5,621,974
                                              -----------      -----------
Current assets
  Cash and cash equivalents                        40,031           19,691
  Utility customer accounts receivable            139,618          105,101
  Allowance for uncollectible accounts             (4,320)          (2,860)
  Unbilled revenues                                94,602           86,065
  Other receivables, net                           69,909           59,724
  Materials and supplies                           33,610           32,281
  Deferred vacation pay                            12,503           11,422
  Other                               	    		 23,301   	   19,164
                 						 -----------      -----------
Total current assets                              409,254          330,588
                                              -----------      -----------
Regulatory and other long-term assets
  Regulatory asset - income taxes
    recoverable through rates                     213,377          217,330
  Other investments                                22,394           39,956
  Debt and preferred stock expense                 47,332           45,882
  Deferred pension expense                         38,085           30,712
  Deferred postretirement benefit expense           8,650            9,318
  Deferred security costs                          26,259            7,058
  Deferred business services project expenses      42,513           36,311
  Deferred insurance expense                        8,102            4,998
  Deferred tank painting costs                     13,468           16,585
  Restricted funds                                      -            8,570
  Goodwill                                        238,883          136,488
  Intangible assets                                72,295           23,400
  Other                                            87,152           77,929
                                              -----------      -----------
Total regulatory and other long-term assets       818,510          654,537
                                              -----------      -----------
TOTAL ASSETS                                  $ 7,614,572      $ 6,607,099
                                              ===========      ===========







                                               September 30,   December 31,
                                                   2002            2001
                                               ------------    -----------
CAPITALIZATION AND LIABILITIES
Capitalization
  Common stockholders' equity                  $ 1,823,278     $ 1,758,018
  Preferred stocks without mandatory
    redemption requirements                              -          11,673
  Preferred stocks of subsidiaries with
    mandatory redemption requirements               28,254          30,474
  Preferred stocks of subsidiaries without
    mandatory redemption requirements                5,708           7,268
  Long-term debt
    American Water Works Company, Inc.             169,000         297,000
    Subsidiaries                                 3,298,763       2,253,019
                                               -----------     -----------
Total capitalization                             5,325,003       4,357,452
                                               -----------     -----------
Current liabilities
  Short-term debt                                  196,965         414,083
  Current portion of long-term debt                285,502         166,087
  Accounts payable                                  48,567          67,996
  Taxes accrued, including federal income           61,316          21,756
  Interest accrued                                  86,720          43,015
  Accrued vacation pay                              12,731          11,577
  Other                                            109,232         100,220
                                               -----------     -----------
Total current liabilities                          801,033         824,734
                                               -----------     -----------
Regulatory and other long-term liabilities
  Advances for construction                        265,335         230,801
  Deferred income taxes                            629,997         624,449
  Deferred investment tax credits                   35,938          38,633
  Accrued pension expense                           73,200          62,355
  Accrued postretirement benefit expense            14,272          13,808
  Accrued insurance expense                         11,526		    5,020
  Other                                             40,722          35,987
                                               -----------     -----------
Total regulatory and other long-term
  liabilities                                    1,070,990       1,011,053
                                               -----------     -----------
Contributions in aid of construction               417,546         413,860
                                               -----------     -----------
Commitments and contingencies                           --              --
                                               -----------     -----------
TOTAL CAPITALIZATION AND LIABILITIES           $ 7,614,572     $ 6,607,099
                                               ===========     ===========

The accompanying notes are an integral part of these financial statements.








AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
        -----------------------------------------------------------
             Consolidated Statement of Cash Flows (Unaudited)
                           (In thousands)

                                                      Nine Months Ended
                                                         September 30,
                                                       2002         2001
                                                   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                         $ 139,745     $ 128,619
Adjustments
   Depreciation and amortization                     170,292       136,248
   Cumulative effect of change in accounting
     Principle                                        (2,679)            -
   Gain from sale of operating systems               (50,709)       (4,820)
   Gain on sale of other investments                 (22,466)       (5,177)
   Loss on write down of other investments            10,764             -
   Gain on sale of land                              (15,851)            -
   Provision for deferred income taxes                31,553        10,148
   Provision for losses on accounts receivable        10,689         7,266
   Allowance for other funds used during
     construction                                     (5,908)       (3,364)
   Employee benefit expenses greater (less)
     than funding                                      4,090           525
   Employee stock plan expenses                        3,351         3,745
   Deferred regulatory costs                         (28,043)      (32,042)
   Amortization of deferred charges                   16,020        12,332
   Other, net                                         (5,727)       (2,683)
   Changes in assets and liabilities, net
of effects from acquisitions
      Accounts receivable                            (45,623)      (34,576)
      Unbilled revenues                               (8,997)      (10,290)
      Other current assets                            (7,239)       (3,391)
      Accounts payable                               (22,345)       (6,103)
      Taxes accrued, including federal income         37,795        60,442
      Interest accrued                                45,239         6,512
      Other current liabilities                        9,305        (1,107)
                                                   ----------    ----------
Net cash from operating activities                   263,256       262,284
                                                   ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Construction expenditures                           (294,678)     (251,225)
Allowance for other funds used during
  construction                                         5,908         3,364
Acquisitions                                        (898,047)      (55,859)
Proceeds from the sale of assets                     164,684        19,359
Removal costs from property, plant and
  equipment retirements                               (5,002)       (9,633)
Restricted funds                                       8,570          (247)
                                                   ----------    ----------
Net cash used in investing activities             (1,018,565)     (294,241)
                                                   ----------    ----------





Nine Months Ended
                                                         September 30,
                                                       2002         2001
                                                    ---------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                        1,119,317      148,321
Proceeds from common stock                              1,583      	 34,736
Purchase of common stock for treasury                     (36)        (932)
Net borrowings (repayments) under
  short-term debt agreements                         (209,515)      35,377
Advances and contributions for construction,
  net of refunds                                       35,811       22,109
Debt issuance costs                                    (6,782)      (1,004)
Repayment of long-term debt                           (76,912)    (119,304)
Redemption of preferred stocks                        (14,146)      (2,204)
Dividends paid                                        (73,671)     (70,356)
                                                    ---------     --------
Net cash from financing activities                    775,649       46,743
                                                    ---------     --------
Net increase in cash and cash equivalents              20,340       14,786

Cash and cash equivalents at January 1                 19,691       28,571
                                                    ---------     --------

Cash and cash equivalents at September 30           $  40,031     $ 43,357
                                                    =========     ========

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
























       AMERICAN WATER WORKS COMPANY, INC. AND SUBSIDIARY COMPANIES
       -----------------------------------------------------------
        Information Accompanying Financial Statements (Unaudited)
           (In thousands, except share and per share amounts)

                                                  September 30,  December 31,
                                                     2002          2001
                                                  ------------   ------------
Preferred stocks without mandatory redemption requirements
  (All outstanding shares redeemed March 1, 2002)
  Cumulative preferred stock - $25 par value
    Authorized 1,770,000 shares
      5% series (one-tenth of a vote per share)
        - 101,777 shares outstanding in 2001    $        --     $    2,544
  Cumulative preference stock - $25 par value
    Authorized - 750,000 shares
      5% series (non-voting) - 365,158 shares
        outstanding in 2001                              --          9,129
  Cumulative preferential stock - $35 par value
    Authorized - 3,000,000 shares
     (one-tenth of a vote per share)-
        no outstanding shares                            --             --
                                                  ---------     ----------
                                                  $      --     $   11,673
                                                  =========     ==========

Common stockholders' equity
Common stock - $1.25 par value
  Authorized - 300,000,000 shares
  Issued     - 100,086,564 shares in 2002;
               100,016,273 shares in 2001        $  125,108     $  125,020
Paid-in capital                                     490,704        489,868
Retained earnings                                 1,203,784      1,137,772
Accumulated other comprehensive income                4,364          5,958
Unearned compensation                                     -            (539)
Treasury stock at cost - 16,111 shares in
 2002; 1,891 shares in 2001                    	     (682)	       (61)
                                                 ----------     ----------

                                                 $1,823,278     $1,758,018
                                                 ==========     ==========

At September 30, 2002, common shares reserved for issuance in connection with the Company's stock plans were 80,865,863 shares for the Stockholder Rights Plan, 1,641,852 shares for the Dividend Reinvestment and Stock Purchase Plan, 565,493 shares for the Employees' Stock Ownership Plan and 532,381 shares for the Savings Plan for Employees. Up to 4,234,367 shares of common stock may be issued under the 2000 Stock Award and Incentive Plan, of which approximately 3,300,000 shares were available to be granted at September 30, 2002.









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

The transaction was approved at a special meeting of the stockholders of American Water Works Company on January 17, 2002. Before the transaction can be completed, state and federal regulatory approvals are required. As of the end of January 2002, all of the applications for approval were filed where required by state regulatory authorities. The states where applications for approval have been filed are Arizona, California, Hawaii, Illinois, Kentucky, Maryland, New Jersey, New Mexico, New York, Pennsylvania, Tennessee, Virginia and West Virginia. The states of Georgia and Michigan do not regulate the Company's utility operations, and the states of Indiana, Iowa, Missouri, Ohio and Texas have no statutory jurisdiction over the RWE transaction. The Company is still awaiting approval in five states. Those states are Arizona, California, Illinois, New Jersey and New York. In Arizona the briefing process has been completed and the Commission is expected to reach a decision by the latter part of November. In California a schedule for processing the request has been issued by the Commission that could result in an Administrative Law Judge (ALJ) assigned to the case issuing a recommended decision no later than December 19, 2002. Once the ALJ's decision is issued there is a 25-day period for comments by the applicants and intervenors before the record is presented to the Commission for decision. In Illinois the ALJ has issued a decision recommending approval of the transaction with conditions. The date to file exceptions to that decision has expired.
The Commission's decision is anticipated prior to the statutory deadline of November 21, 2002. In New Jersey briefing will be completed by November 18, 2002 and a final decision is anticipated in the fourth quarter. In New York an accord has been reached with the Commission Staff that could be reviewed by the Commission at its November 20, 2002 public meeting. Settlement was earlier reached with the labor union that represents a portion of the Company's workforce and resulted in the Union's recommendation that the Commission approve the acquisition. Since approving the transaction in May, the Kentucky Public Service Commission reaffirmed its decision and clarified some of the conditions set forth in its original order. Several parties to the Kentucky proceedings have appealed the Kentucky Commission's decision in a consolidated action before a Kentucky state court, which will consider no evidence other than the record that was before the Kentucky Commission. Although the West Virginia Public Service Commission approved the transaction subject only to conditions as to which the Company is seeking clarification, the West Virginia attorney general has petitioned the Commission seeking to intervene in the proceedings. Although the Indiana Utility Regulatory Commission does not have statutory jurisdiction over the transaction, that Commission is conducting a review of the transaction. The Company made a Hart-Scott-Rodino filing with the Federal Trade Commission in the second quarter of 2002 and the investigation period expired without additional inquiry. The Company continues to believe that the original projection for a closing to occur some time during the first six months of 2003 remains a reasonable expectation.

One condition of the agreement requires the Company to redeem its publicly traded preferred stock prior to closing. That redemption was completed on March 1, 2002.

During the first nine months of 2002 and 2001 the Company recorded charges of $3.4 million and $9.9 million, respectively, reflecting costs incurred in connection with the merger. The merger related costs have been reported on a separate line in the consolidated statement of income and comprehensive income. No tax benefit was recognized for these expenses, which are mostly legal fees, because it is not probable that these costs will be deductible for tax purposes.

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

On June 12, 2002 the Company and AWCC executed a Note Purchase Agreement with RWE for $320 million in senior unsecured notes. The agreement calls for up to $170 million in notes at an interest rate of 5.65% maturing on June 12, 2007 and $150 million in notes at a floating interest rate based on LIBOR rates plus 20 basis points maturing on June 26, 2003. Closing occurred on $40 million of the 5.65% senior notes on June 12, 2002 and closing on the remaining $130 million of 5.65% notes took place on September 30, 2002. AWCC intends to issue the floating rate notes in the fourth quarter and will use the proceeds to repay other short-term debt.

NOTE 3 -- Business Combinations/Goodwill and Other Intangible Assets, Adoption of New Accounting Standards
In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS
141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), collectively referred to as the "Standards." SFAS 141 supersedes Accounting Principles Board Opinion (APB) No. 16, "Business Combinations." The provisions of SFAS 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provided specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) require that unamortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS 141 also requires that upon adoption of SFAS 142 the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted the provisions of the Standards on January 1, 2002.

The Standards require the excess of the fair values of acquired net assets over cost recorded in the statement of financial position to be recognized as the effect of a change in accounting principle as of the date SFAS 141 is initially applied in its entirety. In compliance with this transition requirement the Company recognized a $2.7 million gain on January 1, 2002.

During the second quarter of 2002 the Company completed the process of making the determinations as to what its reporting units are and what amounts of goodwill, intangible assets, other assets and liabilities should be allocated to those reporting units as of January 1, 2002. The Company's reporting units are the 27 separate regulated utility subsidiaries (including the five New England subsidiaries that were sold on April 25, 2002) and unregulated services reporting units at American Water Resources and American Water Services. The Company's carrying value of goodwill at January 1, 2002 was $139.2 million, of which $23.4 million was assigned to various regulated subsidiaries and $115.8 million was assigned to American Water Services. Intangible assets with an assigned value of $23.4 million (subsequently adjusted to $14.2 million in 2002) were management contracts at American Water Services that have a finite life.

A transitional impairment test for goodwill as of January 1, 2002 was completed by the Company in the second quarter of 2002. Income and market approaches were used for reporting unit valuations. The methodologies used to implement the market approach were the market multiples methodology, which results in an indication of value by comparing the business being valued to guideline publicly traded companies, and the similar transactions methodology, which develops an indication of value based on prices paid for comparable businesses. The methodology used to implement the income approach was the capitalized income approach that bases the value of an asset on the future cash flows attributable to that asset. Based on these approaches the Company determined that goodwill is not currently impaired. The Company will perform required annual impairment tests in the fourth quarter after the long-term planning process has been completed.
The Company is no longer recording $1.7 million of annual tax deductible amortization relating to the goodwill associated with the 1999 acquisition of its joint venture partner's interest in AmericanAnglian Environmental Technologies. The remainder of the goodwill and intangible assets at January 1, 2002 were not being amortized because they are related to business combinations completed after the July 1, 2001 effective date of SFAS 141 or the goodwill was related to acquisitions that occurred prior to October 31, 1970 that was not being amortized because in the opinion of management there had been no diminution in value. The following table reflects consolidated results adjusted as though the adoption of the Standards occurred as of the beginning of the three and nine-month periods ended September 30, 2001:

($000's except per share amounts)
2002
2001



Three months ended September 30


  Reported net income
$55,188
$55,777
  Add back goodwill amortization
      -
    269
  Adjusted net income
$55,188
$56,046



  Basic earnings per share:


    Reported net income
$.55
$.56
    Goodwill amortization
   -
   -
    Adjusted net income
$.55
$.56



  Diluted earnings per share:


    Reported net income
$.55
$.56
    Goodwill amortization
   -
   -
    Adjusted net income
$.55
$.56
Nine months ended September 30


  Reported income before cumulative
    effect of change in
    accounting principle


$137,066


$128,619
  Add back goodwill amortization
       -
     807
  Adjusted income before cumulative
    effect of change in accounting
    principle


$137,066


$129,426



  Reported net income
$139,745
$128,619
  Add back goodwill amortization
       -
     807
  Adjusted net income
$139,745
$129,426



  Basic earnings per share:


    Income before cumulative effect
      of change in accounting
      principle


$1.37


$1.29
    Cumulative effect of change in
      accounting principle

  .03

    -
    As reported
 1.40
 1.29
    Goodwill amortization
    -
  .01
    Adjusted
$1.40
$1.30

  Diluted earnings per share:


    Income before cumulative effect of
      change in accounting principle

$1.36

$1.29
    Cumulative effect of change in
      accounting principle

  .03

    -
    As reported
 1.39
 1.29
    Goodwill amortization
    -
  .01
    Adjusted
$1.39
$1.30


NOTE 4 -- Acquisition Of Water And Wastewater Assets Of Citizens Communications Company
On January 15, 2002 the Company and its subsidiaries completed their acquisition of all of the water and wastewater assets of Citizens Communications Company (NYSE:CZN) for $859 million in cash and $120 million of assumed liabilities. Upon completion of the audited closing statement of net assets a final purchase price will be agreed upon. At this time the Company expects a minor decrease in the purchase price. The acquired operations provide water and wastewater service to almost 300,000 regulated customers in Arizona, California, Illinois, Indiana, Ohio and Pennsylvania. Citizens also had developed a water supply project in Illinois with the possibility of additional wholesale customers along the pipeline.

The Company is completing the determination of the amounts to be assigned to intangible assets and goodwill. At September 30, 2002, $84.2 million and $59.6 were recorded as goodwill and intangibles, respectively, in connection with this transaction. A value of $54.4 million was assigned to intangible assets with an indefinite life, and $5.3 million of value was assigned to intangible assets with lives ranging from 15 to 21 years.

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

($000's except per share amounts)
Three months ended September 30, 		 	    2002		  2001

Revenues								    $  483,457	  $  429,769
Net income								   55,188		 58,464
Earnings per average common share outstanding

Basic 	   								     $.55		   $.58
Diluted	   								     $.55		   $.58

Nine months ended September 30, 	 	         2002		  2001

Revenues								    $1,297,035	  $1,164,126
Income before cumulative effect of change
  in accounting principle					  135,628	     123,740
Net income								  138,307		123,740

Earnings per average common share outstanding

Income before cumulative effect of change
  in accounting principle					    $1.35	      $1.24
Cumulative effect of change in accounting
  principle 								      .03		     -
Basic 	   								    $1.38		  $1.24

Income before cumulative effect of change
  in accounting principle					    $1.35		  $1.24
Cumulative effect of change in accounting
  principle 								      .03		     -
Diluted	   								    $1.38		  $1.24


NOTE 5 -- Acquired Intangible Assets

As of September 30, 2002

($000's)
Gross
Carrying
Amount

Accumulated
Amortization



Amortized intangible assets


  O&M contracts
$18,500
$(1,491)
  Communication sites
    970
    (35)
    Total
$19,470
$(1,526)



Unamortized intangible assets


  Franchise rights
$54,351




Estimated amortization expense:


For year ended 12/31/03
$ 1,634

For year ended 12/31/04
$ 1,694

For year ended 12/31/05
$ 1,753

For year ended 12/31/06
$ 1,812

For year ended 12/31/07
$ 1,799



NOTE 6 -- Goodwill

($000's)
Regulated
Utility
Services

Unregulated
Services


Total




Balance as of December 31, 2001
$ 20,715
$115,773
$136,488
Cumulative effect of change
  in accounting principle

   2,679

       -

   2,679
Balance as of January 1, 2002
  23,394
 115,773
 139,167
Goodwill acquired during year
  84,224
       -
  84,224
Adjust purchase accounting
       -
  15,492
  15,492
Balance as of September 30, 2002
$107,618
$131,265
$238,883



NOTE 7 -- Other Investments
On April 2, 2002 the Company tendered approximately 2.2 million shares of its 3.5 million shares of ITC Holding Company (ITC) common stock. The Company tendered the shares as part of ITC's program to repurchase its own stock. The Company acquired this stock with the 1999 acquisition of National Enterprises Inc. (NEI) as it was part of NEI's non-water related investments. The sale resulted in proceeds of $26.2 million, and a $14 million after-tax gain which was reflected in second quarter 2002 results. This cash gain was offset by a non-cash loss of $10.8 million, $6.7 million after tax, that was also recorded during the second quarter when the Company determined that the value of two other securities acquired as part of the NEI acquisition had become permanently impaired. The Company continues to review all reasonable options regarding the remaining securities that include 1.3 million shares of Deutsche Telekom and 1.3 million shares of ITC acquired as part of the NEI acquisition.

NOTE 8 -- Gain From Sale Of Operating Systems
Kelda Group plc and the Company jointly announced on August 30, 2001 that they had reached an agreement whereby Kelda's Aquarion Company would acquire the Company's New England operations. On April 25, 2002 the Company completed the divestiture and received its initial cash payment of $120.5 million subject to the terms and conditions of the agreement. An $18.6 million after-tax gain was reflected in second quarter 2002 results.

The utility operations acquired by Aquarion serve a total of 65,000 customers and had revenues of $51 million in 2001. A finance subsidiary of the Company, which owned and leased certain assets to its affiliated operating company in Massachusetts, was also acquired by Aquarion as part of the transaction.

NOTE 9 -- Gain On Sale Of Land
Two of the Company's subsidiaries completed separate transactions for the sale of non-essential property that resulted in $10 million in after-tax gains during the second quarter of 2002. These sales resulted in proceeds of approximately $16 million.

NOTE 10 -- Revolving Credit Agreement and Long-Term Debt
On July 31, 2002 the Company's financing subsidiary, American Water Capital Corp.(AWCC) extended for one year its current 364-day $500 million revolving credit agreement with a group of eleven domestic and international banks. The revolving credit agreement supports AWCC's commercial paper program.

Two subsidiaries issued $39.9 million in tax-exempt long-term debt during the first nine months of 2002.

NOTE 11 -- Earnings Per Share
The average number of shares used to calculate diluted earnings per share includes 15,794 of potential common shares issuable in connection with the long-term incentive program for the three-month period ended September 30, 2001, and 254,529 and 169,624 potential common shares for employee stock options for the three-month periods ended September 30, 2002 and 2001, respectively.



The average number of shares used to calculate diluted earnings per share includes 10,963 of potential common shares issuable in connection with the long-term incentive program for the nine-month period ended September 30, 2001, and 281,740 and 143,850 potential common shares for employee stock options for the nine-month periods ended September 30, 2002 and 2001, respectively.

NOTE 12 -- Segment Information
The following table presents information about the Company's reportable segments.


Regulated
Utility
Services

Unregulated
Services

Other
Items


Consolidated
($000's)




Three months ended September 30, 2002



Revenues from external
  customers

$  421,065

$  62,392

$      -

$  483,457
Intersegment revenues
$        -
$   1,956
$ (1,956)
$        -
Net income
$   67,531
$  (3,106)
$ (9,237)
$   55,188
  Merger expenses
        (7)
        -
  (1,640)
    (1,647)
Net income excluding unusual
  items

$   67,538

$  (3,106)

$ (7,597)

$   56,835





Three months ended September 30, 2001



Revenues from external
  customers

$  385,256

$   9,700

$      -

$  394,956
Intersegment revenues
$        -
$   1,635
$ (1,635)
$        -
Net income
$   71,610
$    (992)
$(14,841)
$   55,777
  Merger expenses
         -
        -
  (9,860)
    (9,860)
  Gain from sale of New
    England operations

     2,930

        -

       -

     2,930
  Gain on other investments
         -
        -
   1,104
     1,104
Net income excluding unusual
  items

$   68,680

$    (992)

$ (6,085)

$   61,603

Nine months ended September 30, 2002



Revenues from external
  customers

$1,129,511

$ 162,700

$      -

$1,292,211
Intersegment revenues
$        -
$   5,612
$ (5,612)
$        -
Income before cumulative
  effect of change in
    accounting principle


$  141,411


$ (3,658)


$   (687)


$  137,066
Net income
$  144,090
$ (3,658)
$   (687)
$  139,745
  Merger expenses
      (115)
       -
  (3,265)
    (3,380)
  Gain from sale of New
    England operations

         -

       -

  18,552

    18,552
  Gain on other investments
         -
       -
  13,979
    13,979
  Loss on write down of other
    investments

         -

       -

  (6,697)

    (6,697)
  Gain on sale of land
     5,779
   4,184
       -
     9,963
  Cumulative effect of change
    in accounting principle

     2,679

       -

       -

     2,679
Net income excluding unusual
  items

$  135,747

$ (7,842)

$(23,256)

$  104,649





Total assets
$7,283,630
$338,902
$ (7,960)
$7,614,572








Nine months ended September 30, 2001



Revenues from external
  customers

$1,045,312

$ 29,949

$      -

$1,075,261
Intersegment revenues
$        -
$  4,949
$ (4,949)
$        -
Income before cumulative
  effect of change in
    accounting principle


$  156,795


$ (2,357)


$(25,819)


$  128,619
Net income
$  156,795
$ (2,357)
$(25,819)
$  128,619
  Merger expenses
         -
       -
  (9,860)
    (9,860)
  Gain from sale of New
    England operations

     2,930

       -

       -

     2,930
  Gain on other investments
         -
       -
   3,158
     3,158
Net income excluding unusual
  items

$  153,865

$ (2,357)

$(19,117)

$  132,391





Total assets
$6,251,944
$108,215
$ (1,484)
$6,358,675


The "other items" include corporate costs of American Water Works Company and intersegment eliminations. Total revenues are from United States of America (U.S.) operations except Unregulated Services Canadian revenues of $14,711 and $37,481 for the three and nine months ended September 30, 2002, respectively. Total assets are from U.S. operations except Unregulated Services Canadian assets of $59,404 at September 30, 2002.

NOTE 13 -- New Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS 143 will have on its results of operations and financial position but does not expect them to be material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) that replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. The effects of adoption of the provisions of SFAS 144 by the Company on January 1, 2002 did not have a material effect on its results of operations and financial position.



In April 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145)." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The Company does not expect the adoption of the provisions of SFAS 145 to have a material effect on its results of operations and financial position.

In June 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting For Costs Associated with Exit or Disposal Activities," (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS 146 will have on its results of operations and financial position but does not expect them to be material.




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

Consolidated revenues for the third quarter and first nine months of 2002 were higher than for the same periods in 2001 by 22% and 20%, respectively. These increases reflect the additional revenues from the Company's Azurix and Citizens acquisitions and revenues from rate increases, that were partially offset by the sale of the New England subsidiaries on April 25, 2002.

Approximately $53 million and $133 million of the overall revenue increase in the third quarter and first nine months in 2002 occurred in the unregulated services segment, reflecting the November 2001 acquisition of Azurix. The portion of the Company's overall revenue from its unregulated businesses grew from 2% during the third quarter of 2001 to 13% during the third quarter of 2002.

Regulated business revenues increased by 9% and 8% for the third quarter and first nine months of 2002 compared to the same periods in 2001. The primary reason for the increase in revenue generated by the regulated businesses during the third quarter of 2002 was the addition of $38 million in revenue from the Citizens acquisition. The Citizens acquisition added revenues of $94 million during the first nine months of 2002.

As of November 11, 2002, five utility subsidiaries received rate orders in 2002 that are expected to provide $31 million in additional annual revenues. The largest of these rate increases was a $24 million annual rate increase authorization in Pennsylvania that became effective in January of 2002. Three of the Company's subsidiaries have rate increase applications on file requesting additional annual revenues of $52 million. The $36 and $15 million requests by the Company's Illinois and California subsidiaries account for the major portion of the pending requests. Included in the operations covered by the pending rate proceedings in Illinois and California are several of the operating systems that were acquired from Citizens. Rate increases to recover the capital costs related to new facilities necessary to ensure the delivery of high quality water had not been requested by Citizens for the past several years.

Total water sales in 2002 of 116 billion gallons for the third quarter and 282 billion gallons for the first nine months were 13% and 8% higher than for the same periods of 2001, respectively. Water sales were higher in 2002 due to the addition of almost 300,000 customers from the six-state Citizens acquisition and increased sales to residential and small business customers, not withstanding the impact of drought restrictions, the sale of New England operations with 65,000 customers and declining sales to industrial customers.

Most of the drought restrictions, which were in effect throughout New Jersey, portions of Pennsylvania and some of the Company's smaller east coast subsidiaries, have now been lifted.

Industrial water use continued on a decline that began in late 2001. Industrial sales for the third quarter and first nine months were down 1% and 6%, or 140 million gallons and 2 billion gallons, compared to the same periods in 2001. Lingering weak economic conditions continue to impact water sales to industrial customers. The Company sees no indication that in the near future water sales to industrial customers will strengthen or return to levels experienced in the past.

Operating expenses in the third quarter and the first nine months of 2002 were 36% and 33% higher than the same periods in 2001. The inclusion of the operating expenses related to the Azurix and Citizens operations during the third quarter and first nine months of 2002 significantly increased total expenses as these acquisitions were not part of the Company's consolidated financial information during the same periods last year. Included in these expenses are costs to integrate the businesses, particularly the Azurix operations into existing operations. These costs will continue throughout the year as the Company continues to transition systems and locations. The increase in third quarter operating expenses reflects an increase of almost $3 million in pension expense above levels experienced during the third quarter of 2001. The Company resumed funding of its primary pension plan in the third quarter of 2002. The resumption of funding was in part due to the recent poor performance of the financial markets. Because pension expense in excess of amounts contributed to plans is deferred by the regulated subsidiaries in states where rate recovery is based on cash contributions, increased contributions result in increased operating expenses.

The increases in depreciation expense for the third quarter and first nine months were related to the Company's ongoing program of utility plant construction and the additional depreciation associated with the Azurix and Citizens transactions.

Interest expense rose by $8 million in the third quarter and $26 million in the first nine months of 2002 compared to the same periods in 2001. This increase is attributable to approximately $1.2 billion of new debt associated with the Azurix and Citizens acquisitions.

Income taxes increased in the third quarter and first nine months of 2002 when compared to the third quarter and first nine months in 2001 reflecting increased earnings due to the sale of operating systems, investments and land. The Company's effective income tax rate for the nine months ended September 30 increased to 45.7% in 2002 from 41.1% in 2001, reflecting the relatively low tax basis in the stock of the New England subsidiaries that was sold in 2002 and $3.4 million of expenses incurred in 2002 and $9.9 million in 2001 in connection with the pending merger with RWE Aktiengesellschaft for which it is not probable that the Company will receive a tax deduction.

Net income to common stock was $55.2 million for the third quarter of 2002 compared with $55.6 million for the same period in 2001. Net income to common stock for the first nine months of 2002 was $139.6 million compared with $128.2 million for the same period in 2001.

Other comprehensive loss, net of tax, was $0.4 million in the third quarter of 2002 compared to a $13.3 million loss in the same period in 2001. Other comprehensive loss, net of tax, was $1.6 million and $19.8 million in the first nine months of 2002 and 2001, respectively. The Company's other comprehensive income or loss represents the after-tax unrealized gain or loss on passive investments in publicly traded securities and foreign currency translation adjustments.

Comprehensive income increased to $54.8 million and $138.0 million in the third quarter and first nine months of 2002, respectively, compared to comprehensive income of $42.3 million and $108.4 million in the same periods in 2001.

Diluted earnings per share of common stock in the third quarter of 2002 were $.55 compared to $.56 in the same period in 2001. The 2002 results included expenses amounting to two-cents per share related to the RWE merger. The 2001 results included a three-cent per share gain from the sale of the Company's New England operations, a one-cent gain from the sale of other investments in Deutsche Telekom stock, and expenses of ten-cents per share related to the RWE merger.

Diluted earnings per share of common stock in the first nine months of 2002 were $1.39 compared to $1.29 in the same period in 2001. The 2002 results include a three-cent per share positive impact of adopting the new financial accounting standards relating to business combinations, a 19-cent per share gain from the sale of the Company's New England operations, a 14-cent gain from the sale of other investments in ITC Holding Company stock, a seven-cent loss from the permanent write-down of other investments that were part of non-water investments included in the Company's 1999 acquisition of NEI, a ten-cent gain from sales of land and expenses of three-cents per share related to the RWE merger. The 2001 results included a three-cents per share gain from the sale of the Company's New England operations, a three-cent per share gain from the sale of other investments in Deutsche Telekom stock, and expenses of ten-cents per share related to the RWE merger.

Capital Resources and Liquidity
-------------------------------
On January 14, 2002 the Company's financing subsidiary, American Water Capital Corp.(AWCC) closed on its second and final issue totaling $900 million under its November 6, 2001 Note Purchase Agreement with RWE.
These 4.92% notes were primarily used to fund the acquisition of the Citizens water and wastewater assets. On June 12, 2002 the Company and AWCC executed another Note Purchase Agreement with RWE for up to $320 million in senior unsecured notes. The agreement allows AWCC to issue up to $170 million in notes at an interest rate of 5.65% maturing on June 12, 2007 and $150 million in notes at a floating interest rate based on LIBOR rates plus 20 basis points maturing on June 26, 2003. Closing occurred on $40 million of the 5.65% senior notes on June 12, 2002. The remaining $130 million of 5.65% notes closed on September 30, 2002. AWCC intends to issue the floating rate notes in the fourth quarter and will use the proceeds to repay other short-term debt.

On July 31, 2002 AWCC extended for one year its current 364-day $500 million revolving credit agreement with a group of eleven domestic and international banks. The revolving credit agreement supports AWCC's commercial paper program.

Two subsidiaries issued $39.9 million in tax-exempt long-term debt during the first nine months of 2002.

In the first nine months of 2002, the Company invested $19.5 million in the common stock of three subsidiaries.

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

On April 2, 2002 the Company tendered approximately 2.2 million shares of its 3.5 million shares of ITC Holding Company (ITC) common stock. The Company tendered the shares as part of ITC's program to repurchase its own stock. The Company acquired this stock with the 1999 acquisition of National Enterprises Inc. (NEI) as it was part of NEI's non-water related investments. The sale resulted in proceeds of $26.2 million, and a $14 million after-tax gain which was reflected in second quarter 2002 results. This cash gain was offset by a non-cash loss of $10.8 million, $6.7 million after tax, that was also recorded during the second quarter when the Company determined that the value of two other securities acquired as part of the NEI acquisition had become permanently impaired. The Company continues to review all reasonable options regarding the remaining securities that include 1.3 million shares of Deutsche Telekom and 1.3 million shares of ITC acquired as part of the NEI acquisition.

During the first nine months of 2002, the market value of the assets in the Company's defined benefit pension plans declined by approximately $51 million, or 14%, due to plan benefit payments and the poor performance of the financial markets in 2002. After a period of several years in which the Company was not allowed to make tax deductible contributions to its primary pension plan, funding resumed in the third quarter of 2002 at an annual level of approximately $12.3 million. Continued poor performance of the financial markets may also significantly increase future pension expense and funding requirements beyond 2002. Management believes any additional contributions to the pension plans could be funded without any significant impact on liquidity. If the actual return on pension plan assets was zero for the balance of the year and the appropriate discount rate at year-end was 6.75%, the estimated accumulated benefit obligation at December 31 would exceed the market value of plan assets by approximately $80 million. This would require an unfavorable after-tax adjustment of approximately $15 million to other comprehensive income and shareholders' equity at December 31, 2002. Since September 30, equity values and the appropriate discount rate have increased. If these trends hold for the rest of 2002 the charge to other comprehensive income will be reduced.

Condemnation of Utility Systems

As previously reported, the cities of Pekin and Peoria in Illinois are seeking to acquire the utility assets of Illinois-American Water Company that are used to provide water service to their respective communities. Illinois-American is seeking to appeal an Illinois appellate court decision affirming a lower court decision that an 1889 franchise agreement gives the City of Peoria the right to purchase Illinois-American's assets there. The City of Pekin has filed a petition with the Illinois Commerce Commission requesting the Commission's determination that the City of Pekin may acquire Illinois-American's assets there by the use of eminent domain. Illinois-American is vigorously contesting these proposed takeovers.

In California, The Montara Sanitary District has filed a lawsuit seeking to condemn California-American's water system there, an action being vigorously contested by California-American.

In other locations local governments have evidenced an interest in acquiring some assets of the Company's subsidiaries, but have not taken any formal steps to acquire them by eminent domain. The City of Lexington, Kentucky has hired a financial adviser to prepare an initial valuation of Kentucky-American in contemplation of a possible acquisition of that Company's assets. The City Council of the City of Hopewell Virginia has authorized the City to acquire Virginia-American's Hopewell Division. Each of Kentucky-American and Virginia-American is opposing the attempt to acquire its assets in these places.

The Company does not consider any of the forgoing actions to be material individually, nor, given the Company's view that the probability is remote that all of them would result in a taking, does it believe that they are material in the aggregate.

New Accounting Standards
------------------------
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciable in accordance with normal depreciation policy and the liability will be increased, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS 143 will have on its results of operations and financial position but does not expect them to be material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (SFAS 144) that replaces Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 144 requires that one accounting model be used for long-lived assets to be disposed of by sale and broadens discontinued operations to include more disposal transactions. Under SFAS 144, operating losses of discontinued operations are recognized in the period in which they occur, instead of accruing future operating losses before they occur. The effects of adoption of the provisions of SFAS 144 by the Company on January 1, 2002 did not have a material effect on its results of operations and financial position.

In April 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145)." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. The Company does not expect the adoption of the provisions of SFAS 145 to have a material effect on its results of operations and financial position.

In June 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting For Costs Associated with Exit or Disposal Activities," (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is currently evaluating the effects that adoption of the provisions of SFAS 146 will have on its results of operations and financial position but does not expect them to be material.


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

  Item 4.  Controls and Procedures
  -------------------------------------------------------------------

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and they concluded that these controls and procedures are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of that evaluation.




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

B.  Reports on Form 8-K
    -------------------

A current report on Form 8-K was filed on July 16, 2002 by the Company regarding the expiration of the waiting period under Hart-Scott-Rodino Antitrust Improvements Act of 1976 in respect of its notification filed regarding the proposed merger with and into a subsidiary of RWE/AG.

A current report on Form 8-K was filed on July 29, 2002 by the Company regarding an employee communication relating to its proposed merger with and into a subsidiary of RWE/AG.

A current report on Form 8-K was filed on August 7, 2002 by the Company regarding an employee communication relating to its proposed merger with and into a subsidiary of RWE/AG.

A current report on Form 8-K was filed on August 7, 2002 by the Company regarding each of the Principal Executive Officer and Principal Financial Officer's submitted sworn statements to the SEC pursuant to Securities and Exchange Commission Order No. 4-460.

A current report on Form 8-K was filed on September 9, 2002 by the Company regarding an employee communication relating to its proposed merger with and into a subsidiary of RWE/AG.

A current report on Form 8-K was filed on September 30, 2002 by the Company regarding an employee communication relating to its proposed merger with and into a subsidiary of RWE/AG.













                               SIGNATURES
                               ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              AMERICAN WATER WORKS COMPANY, INC.
                                       (Registrant)


Date November 14, 2002             \s\ Ellen C. Wolf
----------------------        -----------------------------------------
                              Vice President and Chief Financial Officer
                              (Authorized Officer)





Date November 14, 2002             \s\ Robert D. Sievers
----------------------        ---------------------------------------
                              Comptroller
                              (Chief Accounting Officer)




CERTIFICATIONS

I, J. James Barr, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Water Works Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002             \s\ J. James Barr
     -----------------        -----------------------------------------
                              President and CEO




CERTIFICATIONS

I, Ellen C. Wolf, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Water Works Company, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002             \s\ Ellen C. Wolf
     -----------------        -----------------------------------------
                              Vice President and Chief Financial Officer